Form 10QSB
period 2001-03-31
UNITED NETWORK MARKETING SERVICES INC
filed 2001-05-14
CIK 1128008

================================================================================

                     UNITED NETWORK MARKETING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to ______________


                         COMMISSION FILE NUMBER: 0-32007
                                                 -------


                     UNITED NETWORK MARKETING SERVICES, INC.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


        DELAWARE                                              13-4024018
-----------------------------                           --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


                               575 MADISON AVENUE
                               NEW YORK, NY 10022
                     ---------------------------------------
                    (Address of principal executive offices)


                                 (212) 418-8483
                 -----------------------------------------------
                 (Issuer's telephone number including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.      Yes      No X
                                                                  -----   ----


Number of shares outstanding of the issuer's Common Stock as of May 14, 2001:
3,330,000




================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                BALANCE SHEET
================================================================================
                                                        MARCH 31,   DECEMBER 31,
                                                          2001        2000
--------------------------------------------------------------------------------
                                                       (UNAUDITED)   (AUDITED)
ASSETS
Current Assets:
  Cash                                                  $ 148,913     $ 100,587
  Other current assets                                         65            65
--------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                148,978       100,652
Property and Equipment - net                                2,315         2,818
Investments                                                 8,885        33,885
Note Receivable                                             8,000         8,000
Deferred Income Tax Asset                                    --            --
--------------------------------------------------------------------------------
      TOTAL ASSETS                                      $ 168,178     $ 145,355
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities - accounts payable and
  accrued expenses                                      $  61,625     $  49,139
Notes Payable - related party                             105,069        81,111
--------------------------------------------------------------------------------
      TOTAL LIABILITIES                                   166,694       130,250
--------------------------------------------------------------------------------
Commitments

Stockholders' Equity:
  Preferred stock - $.001 par value;
   authorized 1,000,000
   shares; none issued
  Common stock - $.001 par value;
   authorized 20,000,000
   shares; issued and
   outstanding 3,330,000 shares                             3,330         3,330
  Additional paid-in-capital                              557,803       552,803
  Deficit accumulated during the development stage       (559,649)     (541,028)
--------------------------------------------------------------------------------
      STOCKHOLDERS' EQUITY                                  1,484        15,105
--------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 168,178     $ 145,355
================================================================================

                                               See Notes to Financial Statements

===============================================================================================
                                                        UNITED NETWORK MARKETING SERVICES, INC.
                                                                  (A DEVELOPMENT STAGE COMPANY)

                                                                        STATEMENT OF OPERATIONS

                                                                                   PERIOD FROM
                                                                                  SEPTEMBER 15,
                                                                                 1998 (DATE OF
                                               THREE MONTHS    THREE MONTHS  INCORPORATION) TO
                                             ENDED MARCH 31, ENDED MARCH 31,          MARCH 31,
                                                       2001            2000               2001
-----------------------------------------------------------------------------------------------
                                               (UNAUDITED)     (UNAUDITED)        (UNAUDITED)
General and administrative expenses:
  Salaries                                    $     2,000             --           $     2,000
  Consulting fees                                    --        $    16,917             198,731
  Write-off of note receivable from
   consultant                                        --               --                30,000
  Professional fees                                12,111              235             120,918
  Depreciation                                        503              596               7,386
  Stock transfer expense                             --               --                 5,968
  Facility management                               1,500           11,538              34,732
  Taxes                                              --                225               4,953
  Interest                                          3,958             --                 5,986
  Office expenses                                    --               --                 1,984
  Advertising                                        --               --                 1,243
  Miscellaneous                                      --                 28               2,433
----------------------------------------------------------------------------------------------

Total general and administrative expenses          20,072           29,539             416,334

Interest and dividend income                        1,451            2,910              19,800

Equity in loss on investments                                      (28,892)           (133,116)

Impairment loss on investment                                         --               (29,999)

-----------------------------------------------------------------------------------------------
Net loss                                      $   (18,621)     $   (55,521)          $(559,649)
===============================================================================================

Basic and diluted loss per common share       $     (0.01)     $     (0.02)
===============================================================================================

Weighted-average number of common
 shares outstanding                             3,330,000        3,330,000
===============================================================================================


                                                              See Notes to Financial Statements



                                                                                             UNITED NETWORK MARKETING SERVICES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)

                                                                                                   STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                                            PERIOD FROM SEPTEMBER 15, 1998 (DATE OF INCORPORATION) TO MARCH 31, 2001
------------------------------------------------------------------------------------------------------------------------------------

                                                                                          DEFICIT
                                             COMMON STOCK                               ACCUMULATED
                                          -------------------       ADDITIONAL          DURING THE          TOTAL
                                           NUMBER        PAR         PAID-IN            DEVELOPMENT      STOCKHOLDERS'     PRICE
                                 DATE     OF SHARES     VALUE        CAPITAL               STAGE            EQUITY      PER SHARE
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
 upon distribution from United
 Network Technologies, Inc.      9/29/98   2,230,000   $  2,230      $ 390,810                --          $ 393,040     $    .176

Net loss                                      --           --            --               $ (74,358)        (74,358)          --
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998               2,230,000      2,230        390,810              (74,358)        318,682           --

Issuance of common stock         4/07/99   1,100,000      1,100         98,900                --            100,000          .091

Negative equity of

 deconsolidated subsidiary                    --           --           43,093                --             43,093           --

Net loss                                      --           --            --                (217,045)       (217,045)          --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999               3,330,000      3,330        532,803             (291,403)        244,730           --

Issuance of warrant in connection
 with long-term debt                          --           --           20,000                --            20,000            --

Net loss                                      --           --            --                (249,625)      (249,625)           --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000               3,330,000      3,330        552,803             (541,028)        15,105            --

Issuance of warrant in
 connection with long-term debt               --           --            5,000                               5,000            --

Net loss                                      --           --            --                 (18,621)       (18,621)           --
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001 (unaudited)      3,330,000   $  3,330       $ 557,803           $(559,649)     $   1,484            --
====================================================================================================================================




                                                                                                   See Notes to Financial Statements



                                                                                 UNITED NETWORK MARKETING SERVICES, INC.
                                                                                           (A DEVELOPMENT STAGE COMPANY)


                                                                                                 STATEMENT OF CASH FLOWS
========================================================================================================================

                                                                                                      PERIOD FROM
                                                                                                     SEPTEMBER 15,
                                                                                                    1998 (DATE OF
                                                          THREE MONTHS          THREE MONTHS    INCORPORATION) TO
                                                        ENDED MARCH 31,       ENDED MARCH 31,            MARCH 31,
                                                                  2001                  2000                 2001
------------------------------------------------------------------------------------------------------------------------
                                                          (UNAUDITED)             (UNAUDITED)         (UNAUDITED)
Cash flows from operating activities:
  Net loss                                                  $(18,621)             $ (55,521)            $(559,649)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                                 503                    596                 7,386
    Amortization of debt discount                              3,958                   --                   5,069
    Impairment loss on investment                               --                     --                  29,999
    Uncollectible note receivable                               --                     --                  30,000
    Equity in loss on investments                               --                   28,892               133,116
    Changes in operating assets and liabilities:
      Decrease in other current assets                          --                      517                 1,051
      Increase (decrease) in accounts payable and
       accrued expenses                                       12,486                 (8,985)               18,575
------------------------------------------------------------------------------------------------------------------
          NET CASH USED IN OPERATING ACTIVITIES               (1,674)               (34,501)             (334,453)
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Increase in note receivable                                   --                      --                 (8,000)
  Purchase of investments                                       --                      --               (197,000)
  Proceeds from sale of investment                            25,000                                       25,000
------------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES 25,000                    --               (180,000)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from sale of common stock                             --                     --                100,000
  Negative equity of deconsolidated subsidiary                   --                     --                 43,093
  Proceeds from long-term debt                                25,000                    --                125,000
  Cash received upon distribution from
   United Network Technologies, Inc.                             --                     --                395,273
------------------------------------------------------------------------------------------------------------------
          CASH PROVIDED BY FINANCING ACTIVITIES               25,000                    --                663,366
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                               48,326                (34,501)              148,913

Cash at beginning of period                                  100,587                108,355                  --
------------------------------------------------------------------------------------------------------------------
Cash at end of period                                       $148,913               $ 73,854             $ 148,913
==================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes              $   --                 $    225             $   4,273
==================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Net liabilities over assets upon distribution from
   United Network Technologies, Inc.                        $   --                 $    --              $    2,233
==================================================================================================================
  Warrant issued with long-term debt                        $  5,000               $    --              $   25,000
==================================================================================================================

                                                                                 See Notes to Financial Statements



                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    BUSINESS AND          United Network Marketing Services, Inc. (a
      BASIS OF              development stage company) (the "Company" or "UNMS")
      PRESENTATION:         was formed on September 15, 1998 under the laws of
                            the state of Delaware. The Company has been in the development stage since its inception.

                            Pursuant to the terms of a merger agreement between United Network Technologies, Inc. ("UNTI") and Pan-Agra International Corporation, UNTI incorporated and established UNMS as a wholly owned subsidiary of UNTI. Prior to the effective date of the merger, UNTI declared a dividend of all of the shares of UNMS to the premerger shareholders. In addition, on September 28, 1998, certain assets of UNTI, mainly cash of approximately $395,000 and miscellaneous other assets, including all of the outstanding shares of TrueYou.com Inc. ("TY"), were distributed to the Company. After the distribution, TY became a wholly owned subsidiary of UNMS. On April 9, 1999, UNMS declared a dividend of all of its shares of TY and distributed the shares to its shareholders.

                            From September 29, 1998 through April 9, 1999, TY was a wholly owned subsidiary of the Company and, accordingly, the Company consolidated the accounts of TY for the period from September 29, 1998 through December 31, 1998 and for the three months ended March 31, 1999.

                            The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of item 310(b) of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. There have been no significant changes of accounting policy since December 31, 2000.

                            Our results from operations for the interim period are not indicative of the results expected for the full fiscal year or any future period and should be read in conjunction with our audited financial statements as of December 31, 2000 and for the year then ended, and the notes thereto, in UNMS's 10-SB for the year ended December 31, 2000.

2. EARNINGS PER             Basic earnings per share ("EPS") is computed as net
   SHARE:                   earnings divided by the weighted-average number of
                            common shares outstanding for the period. Diluted
                            EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock rewards, warrants and other convertible securities. Potential common shares issuable have not been included in the computation of diluted EPS since the effect would be antidilutive.

3. LONG-TERM DEBT:          The Company has notes payable in the amount of
                            $125,000 payable to related entities. The notes bear interest at 11% and are due May 31, 2002. The
                            Company has also issued warrants to purchase
                            1,250,000 shares of the Company's common stock at $.10 per share in connection with these notes. The value assigned to the warrants, amounting to $25,000, represents a debt discount and is being amortized over the term of the notes.

4. INCOME TAXES:            The Company has a net operating loss carryforward of
                            approximately $320,000 at March 31, 2001 available to offset future taxable income expiring at various dates through the year 2021.

                            The Company recorded a deferred income tax asset to reflect the effect of net operating loss carryforwards and temporary differences aggregating approximately $106,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a 100% valuation allowance against this deferred income tax asset at March 31, 2001.

ITEM 2.  PLAN OF OPERATION

     We currently own a fifty percent (50%) interest in Access: NewAge Corporation ("Access NewAge"), which owns and operates an Internet website that was launched in April 1996. The website, AccessNewAge.com, offers a large selection of "New Age" information, products and services - most of which are holistic, esoteric, spiritual, metaphysical and/or philosophical in character. We currently have no operations or material business interests independent of Access NewAge.

     In July 1999, we purchased 100,000 shares of TrueYou, which represented less than a 3% interest, for $150,000. During the past two years, TrueYou.com Inc. ("TrueYou") has engaged principally in start-up activities, including development of a business plan, raising capital to finance operations, hiring of key employees, acquisition and development of Best Steps, and creation of website and related content. TrueYou completed its website and commenced initial sales and marketing efforts during 2000. Such efforts had limited success and resulted in total revenues of only approximately $27,000 during the year ended December 31, 2000. Alan Gelband, one of our directors and the controlling shareholder of the Company, is the founder, Chairman, Chief Executive officer and a principal shareholder of TrueYou. We sold our 100,000 shares of TrueYou (which represented approximately a 2% interest at the time of sale) in February 2001 to a non-affiliated third party in an arms-length transaction for $25,000.

     As of March 31, 2001, we had a cash balance of $148,913. In November 2000, we received subscriptions from two of our principals (through pension plans) to purchase 11% Promissory Notes of the Company in the aggregate principal amount of $125,000 and warrants to purchase an aggregate of 1,250,000 shares of Common Stock. The Notes are due and payable on May 31, 2002. The warrants have a five-year term, have an exercise price of $.10 per share and have "cashless" exercise features. Subscriptions for the notes and warrants were paid in December 2000 ($100,000) and January 2001 ($25,000). Based on such proceeds and other cash resources, we believe we could maintain our operations as currently conducted and satisfy our cash requirements for only about ten to twelve months. We have not generated any income from operations since inception and we do not anticipate any revenues until the successful implementation of our business plan. Therefore, we will be required to raise additional funds in the near future in order to meet our cash requirements for operations. During the next several months, we will consider raising additional funds through equity or debt offerings. If successful in raising funds, we will endeavor to expand the marketing and product service offerings of Access NewAge and/or develop or acquire additional business operations, including new websites offering consumer products and services. This will likely require the hiring of one to three full time employees, depending on the scope of our operations. We do not anticipate performing significant product research and development or purchasing plant or significant equipment during the next twelve months.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In January 2001, the Company received proceeds of $25,000 from the sale of an 11% Promissory Note in the principal amount of $25,000 and a warrant to purchase 250,000 shares of Common Stock. The Note is due and payable on May 31, 2002. The warrant has a five-year term, an exercise price of $.10 per share, and a "cashless" exercise feature. The note and warrant were purchased by Kenneth Levy (through a pension plan), President of the Company. The sale was made in a private offering commenced in November 2000 that was directed solely to the two principals of the Company. The sale was a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. No underwriter was engaged in connection with the sale. See "Part I, Item 2 - Plan of Operation."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no submission of matters to a vote of security holders during the three months ended March 31, 2001.

ITEM 5. OTHER INFORMATION

     Not Applicable

ITEM 6.

     (a) Exhibits - none.

     (b) Reports on Form 8-K - none.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNITED NETWORK MARKETING
                                           SERVICES, INC.



Dated:  May 11, 2001                By:_________________________________________
                                       Kenneth Levy, President
                                       (Principal executive officer
                                       and principal financial officer)