Form 10KSB
period 2000-12-31
UNITED NETWORK MARKETING SERVICES INC
filed 2001-06-01
CIK 1128008

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)

/X/   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the Fiscal Year Ended December 31, 2000

                                       OR

/ /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                  to
                                     ----------------    ------------------


                           Commission File No. 0-32007


                     UNITED NETWORK MARKETING SERVICES, INC.
--------------------------------------------------------------------------------
           (Name of Small Business Issuer as specified in Its Charter)


               DELAWARE                                        13-4024018
    -------------------------------                       -------------------
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

 575 MADISON AVENUE, NEW YORK, NEW YORK                          10022
----------------------------------------                  -------------------
(Address of Principal Executive Offices)                       (Zip Code)


       Registrant's Telephone Number, Including Area Code: (212)-688-2809
                                                           ---------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       YES  / /          NO /X/
            ---             ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB / /.
                              ---

Issuer's revenues for its most recent fiscal year.   -0-
                                                    -----

There is no established trading market for the registrant's common stock, the only outstanding class of the registrant's common equity. In addition, no common stock has been sold by the registrant since April 1999. The Company's Board of Directors estimates the current market value of the common stock to be approximately $.10 per share based upon its own internal valuation, or an aggregate of approximately $125,000 for shares held by non-affiliates.

Number of shares outstanding of registrant's Common Stock as of
May 23, 2001:  3,330,000.
               ---------

The following documents are incorporated by reference herein:  None.
                                                               ----


                               -------------------

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

United Network Marketing Services, Inc. ("we," "UNMS" or the "Company") cautions readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Report or that are otherwise made by or on our behalf. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. This Report contains statements that constitute "forward-looking statements." These forward-looking statements can be identified in certain cases by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Report and include statements regarding our intent, belief or current expectations, our directors or our officers with respect to, among other things: (i) the commercialization of our products and services; (ii) trends affecting our financial condition or results of operations for our limited history; (iii) our business and growth strategies; (iv) our financing plans and (v) the Internet and Internet commerce.

Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, our limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change, market acceptance of our products and services, and competition.

The accompanying information contained in this Report, including, without limitation, the information set forth under the heading "Part I, Item 1 - Description of Business - Risk Factors," identifies important additional factors that could materially adversely affect actual results and performance. All of these factors should be carefully considered and evaluated. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. Any forward-looking statements in this Report should be evaluated in light of these important risk factors. We are also subject to other risks detailed herein or set forth from time to time in our future filings with the Securities and Exchange Commission.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

United Network Marketing Services, Inc. (sometimes referred to as "we," "UNMS" or the "Company") is a development stage company with minimal operations since inception in September 1998. We plan to develop and market internet content for consumer based websites or to acquire interests in companies with existing websites. We also intend to enter into strategic alliances and may acquire complementary business, websites, technologies, content or products.

We have significant immediate cash requirements related to the implementation of our business plan and working capital needs. If we are unable to obtain financing either from a public or private offering of our securities, a strategic joint venture or partnership, or otherwise, we will be unable to implement our business plan or otherwise expand our operations. This would have a material adverse effect on us. If we raise additional funds by issuing equity or convertible debt securities, such securities may have rights, preferences or privileges senior to those of our existing stockholders and the percentage ownership of our stockholders will be diluted. We can give no assurance that additional financing will be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited.

We currently own a fifty percent (50%) interest in Access: NewAge Corporation ("Access NewAge"), which owns and operates an Internet website that was launched in April 1996. The website, www.AccessNewAge.com, offers a large selection of "New Age" information, products and services - most of which are holistic, esoteric, spiritual, metaphysical and/or philosophical in character. We currently have no operations or material business interests independent of Access NewAge.

HISTORY

Upon our formation, we were a wholly-owned subsidiary of United Network Technologies, Inc., a Delaware corporation ("UNTI"). In January 1999, all of our issued and outstanding shares were distributed as a dividend to the stockholders of UNTI of record as of September 29, 1998 (other than UNMS, which owned 6,533 shares of UNTI common stock but waived its right to receive the dividend). Following the dividend, UNTI no longer owned any of our shares.

UNTI declared the dividend in connection with a "reverse" merger transaction (the "Merger") in which PanAgra International Corporation merged with and into UNTI, the stockholders of PanAgra International Corporation acquired a controlling interest in UNTI, and UNTI changed its name to PanAgra International Corporation. In contemplation of the Merger, UNTI transferred to UNMS approximately $395,000 cash, 32,665 shares of UNTI (representing less than a 1% interest), a $30,000 note of a former executive officer of UNTI and the Company, and certain equipment. In addition, UNTI transferred to us all of the outstanding shares of TrueYou.com Inc. ("TrueYou"), which was then a wholly owned subsidiary of UNTI. The principal asset of TrueYou at the time was certain proprietary software.

In April 1999, we distributed to our shareholders as a dividend all of the TrueYou shares owned by us. TrueYou currently develops and sells training and professional self-help programs known as Best Steps through its website, www.trueyou.com. Best Steps are three-minute text and audio modules that are educational and motivational, providing information written and narrated by best-selling authors. They are designed to make participants more effective in various "communities," including success, business, selling, communications, relationships, health and fitness and serenity.

In May 1999, we acquired a 50% ownership interest in Access NewAge at a cost of $17,000 and loaned Access NewAge the sum of $8,000. The loan bears interest at the rate of 8% per annum and is payable in full on May 15, 2002. We currently have no operations or material business interests independent of Access NewAge.

In July 1999, we purchased 100,000 shares of TrueYou, which represented less than a 3% interest, for $150,000. During the past two years, TrueYou has engaged principally in start-up activities, including development of a business plan, raising capital to finance operations, hiring of key employees, acquisition and development of Best Steps, and creation of website and related content. TrueYou completed its website and commenced initial sales and marketing efforts during 2000. Such efforts had limited success and resulted in total revenues of only approximately $27,000 during the year ended December 31, 2000. Alan Gelband, one of our directors and the controlling shareholder of the Company, is the founder, Chairman, Chief Executive officer and a principal shareholder of TrueYou. We sold our 100,000 shares of TrueYou (which represented approximately a 2% interest at the time of sale) in February 2001 to a non-affiliated third party in an arms-length transaction for $25,000.

In September 1999, we co-founded and acquired a 50% interest in MyHealthPower.com Inc. ("MHP") with a $30,000 investment. MHP was created to develop web-based medical and health information services. MHP discontinued its operations in December 1999, prior to engaging in any active operations, due to our adverse assessment of MHP's proposed business.

INDUSTRY BACKGROUND

The rapid adoption of the Internet as a means to gather and provide information, communicate, interact and be entertained, combined with the vast proliferation of websites, has made the Internet an important new mass medium. The Internet enables advertisers to target advertising campaigns utilizing sophisticated databases of information on the users of various sites and to directly generate revenues from these users through online transactions. As a result, the Internet has become a compelling means to advertise and market products and services.

E-commerce and Direct Marketing. The Internet has become a significant marketplace for buying and selling goods and services. Jupiter Communications estimates that the amount of goods or services purchased in online consumer transactions will grow to approximately $37.5 billion in 2002. Improvements in security, interface design and transaction-processing technologies have facilitated an increase in online consumer transactions. Early adopters of such improvements include online merchants offering broad product catalogs (such as books, music CDs and toys), those seeking distribution efficiencies (such as PCs, flowers and groceries) and those offering products and services with negotiable pricing (such as automobiles and mortgages). We believe that as the volume of online transactions increases, traditional retailers will offer a wide variety of products and services online. Notwithstanding difficulties encountered by many start-up and other e-commerce companies, we believe that online sites provide businesses an attractive environment for selling products and services by providing direct access to users with like interests.

Advertising. Jupiter Communications estimates that spending on Internet advertising in the United States will grow to $7.7 billion in 2002. The Internet has become a compelling advertising vehicle that provides advertisers with targeting tools not available from traditional advertising media. The interactive nature of the Internet and the development of "click-through" advertising banners and other feedback tools enable advertisers to measure impression levels, establish a dialogue with users and receive "real-time" direct feedback from their target markets. Such feedback provides advertisers with a tool to measure the attractiveness of their offerings among targeted audiences and make modifications to their advertising campaigns on short notice.

One indicator of the Internet's popularity as an advertising medium is the growing number and diversity of Internet advertisers. Most early Internet advertisers were technology and Internet-related companies. Today, a growing number of Internet advertisers consist of traditional, consumer product and service companies. The diverse audience of users accessing community sites has made such sites especially attractive to consumer product and service companies advertising on the Internet. We believe that this trend should continue, and that a wide variety of companies outside the technology and Internet industries, such as financial services, consumer goods, automotive and pharmaceutical companies, are or will be increasingly using the Internet, and community sites in particular, to advertise.

ACCESSNEWAGE.COM

AccessNewAge.com offers a large selection of "New Age" information, products and services - most of which are holistic, esoteric, spiritual, metaphysical and/or philosophical in character.

The products include aromatherapy products, crystals and minerals, tapes and CDs, books and gift items. The aromatherapy products are comprised of a line of over 400 items including healing salves, oils, creams and incense. The books cover numerous subjects, many dedicated to mind-body-spirit topics, such as alternative and holistic health, astrology, Eastern religions, philosophy, inspiration, self-help, mysticism, mythology, music and tarot.

AccessNewAge.com also features an on-line magazine called "Looking Deeper," which features articles on topics of personal growth, health and healing, meditation, yoga, spiritual teachings, environmental awareness, astrology, mysticism, and other New Age themes.

The website has received awards for "Website Excellence" from Forest Moon Metaphysical Center, "Most Informative Site of the Week" from The NYC Insider, and "Website of the Week" from AstroPro.

AccessNewAge.com was initially launched in April 1996. However, there are currently no on-line links and limited sources of advertising designed to promote the site and product sales. As a result, revenues of Access NewAge have been limited (approximately $29,000) during 2000 and insufficient to generate cash flow distributable to UNMS. Net losses of approximately $1,225 was incurred in 2000. We intend to work with management of Access NewAge to develop an advertising and marketing strategy designed to increase visits to the site, purchases of products, and thereby revenues. There can be no assurance that we will be successful in developing or implementing such a strategy or that Access NewAge will otherwise succeed in increasing revenues.

Access NewAge does not maintain any inventory of products offered on its website. Product orders are processed by Access NewAge and then sent to the product manufacturer/supplier for order fulfillment.

EMPLOYEES

As of March 1, 2001, we had no full-time employees and one part-time employee, Kenneth Levy, who is our President and Chief Executive Officer. Since that time, Mr. Levy has been devoting approximately two-thirds of his working time to the Company. Mr. Levy also serves as Executive Vice President of TrueYou, where he spends approximately one-third of his working time.

LEGAL PROCEEDINGS

There are no legal proceedings pending or, to our knowledge, threatened against us.


                                  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

DEVELOPMENT STAGE COMPANY

Since our incorporation in September 1998, our operating activities have consisted primarily of start-up activities, raising start-up capital and co-developing start-up web-based businesses. In May 1999, we acquired a 50% ownership interest in Access NewAge. Through October 31, 2000, Access NewAge has had limited revenues from product sales and advertising, and we have had no revenues to date. During the year ended December 31, 2000, Access NewAge generated gross revenues of only approximately $29,000. There can be no assurance that our proposed operations will either materialize or prove successful, in whole or in part, or that websites we develop or are associated with will be successfully commercialized. Moreover, there can be no assurance that our operations will generate sufficient revenues to achieve profitability.

We formerly owned a small minority interest in TrueYou, a private company that develops and sells training and professional self-help programs. TrueYou generated revenues from operations of approximately $27,000 during calendar year 2000 and operated at a net loss. We purchased our interest in July 1999 for $150,000 and sold it in February 2001 for $25,000, representing a $125,000 loss.

In September 1999, we co-founded and acquired a 50% interest in MHP with a $30,000 investment. MHP was created to develop web-based medical and health information services. MHP discontinued its operations in December 1999, prior to engaging in any active operations, due to our adverse assessment of MHP's proposed business.

We have only a limited operating history upon which an evaluation of our prospects can be based. Our current and proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by companies in an early stage of development, particularly companies engaged in new and rapidly evolving markets, such as an Internet-based business. We can give no assurance that we will be able to successfully develop internet technology and content or grow the Access NewAge business.

HISTORY OF LOSSES; LACK OF REVENUE

During the years ended December 31, 1999 and 2000, we had no revenues and our operating expenses have resulted in losses of $217,045 and $249,625, respectively. We expect to incur additional operating losses and to experience continued negative cash flow from operations for the foreseeable future. We can give no assurance that we can achieve, sustain or increase revenues or profitability in the future.

LACK OF MARKETING EXPERIENCE

We are a development stage enterprise and have only limited marketing experience. The transition from a start-up operation to an enterprise capable of effectively marketing a website based business may require additional management, technical personnel, capital and other resources. Failure to meet marketing standards could prevent or delay the effective commercialization of our sites and products, even if successfully developed by us. There can be no assurance that we or our business partners will be able to effectively market our products and services.

DEPENDENCE ON THE INTERNET; UNCERTAIN ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR COMMERCE

Use of the Internet by consumers is at an early stage of development, and market acceptance of the Internet as a medium for commerce is subject to a high level of uncertainty. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as reliable network backbones, or complementary services, such as high-speed modems and security procedures for financial transactions or delays in the development and adoption of new standards and protocols to handle increased levels of Internet activity or due to increased government regulation. In addition to such technical obstacles, the Internet may not be accepted by consumers at significant enough levels to sustain businesses that rely exclusively on e-commerce. Our future success will depend on our ability to generate and significantly increase revenue which will require the development and widespread acceptance of the Internet as a medium for commerce. We can give no assurance that the Internet will be a successful retailing channel. If use of the Internet does not continue to grow, or if the necessary Internet infrastructure or complementary services are not developed to effectively support growth that may occur, our business, results of operations, and financial condition could be materially adversely affected. We can give no assurance that we will not continue to be largely dependent on the Internet.

DEPENDENCE ON THE DEVELOPMENT OF THE INTERNET AND THE AVAILABILITY OF INCREASED BANDWIDTH TO CONSUMERS

The success of our business will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products such as high speed modems, for providing reliable Internet access and services. Because global commerce on the Internet and the online exchange of information is new and evolving, we cannot predict whether the Internet will prove to be a viable commercial marketplace in the long term. The success of our business will rely on the continued improvement of the Internet as a convenient means of consumer interaction and commerce, as well as an efficient medium for the delivery and distribution of consumer products such as those offered by Access NewAge. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users, increased frequency of use and increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, increased users or bandwidth requirements may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the level of traffic, and could result in the Internet becoming an inconvenient or uneconomical source of commerce. The infrastructure and complementary products or services necessary to make the Internet a viable commercial marketplace for the long term may not be developed successfully or in a timely manner. Even if these products or services are developed, the Internet may not become a viable commercial marketplace for the products or services that we or our business partners offer.

DEPENDENCE ON THIRD PARTIES FOR INTERNET OPERATIONS

Our ability to advertise on other Internet sites and the willingness of the owners of such sites to direct users to our websites through hypertext links may be critical to the success of our Internet operations. We may also rely on the cooperation of owners of Internet search services and on our relationships with third party vendors of Internet development tools and technologies. We can give no assurance that the necessary cooperation from third parties will be available on acceptable commercial terms or at all. If we are unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if our competitors are better able to leverage such relationships, our business, results of operations and financial condition will be materially adversely affected.

RISKS RELATED TO SALES, MARKETING AND COMPETITION

DIFFICULTIES ASSOCIATED WITH BRAND DEVELOPMENT

The importance of brand recognition will increase in the future as the number of websites providing products and services increases. There are many distributors of "New Age" related products and other products we may become associated with, both online and traditional, who enjoy customer brand recognition and compete with us in the digital distribution and mail order markets. Many of these distributors have superior financial strength and resources. We believe that establishing and increasing awareness of brand names -- such as "Access NewAge" -- is a critical aspect of our efforts to continue to attract customers and content providers. We may need to invest heavily in brand development in order to establish a market presence. We can give no assurances that our efforts to build brand awareness will be successful or that we will have sufficient financing to pursue brand development successfully.

COMPETITION

The market for users, e-commerce, and Internet advertising is new and rapidly evolving, and competition for users and advertisers is intense and is expected to increase significantly. Barriers to entry are relatively insubstantial and we may face competitive pressures from many additional companies both in the United States and abroad. We believe that the principal competitive factors for companies seeking to create sites on the Internet are critical mass, functionality of the website, and brand recognition.

We face significant competition from many large, established online communities and services that develop and market Internet content for consumer based websites or otherwise create and operate such websites. These competitors, which have significantly greater financial, technological and marketing resources than us, include Yahoo! Inc., AOL Time Warner, At Home Corporation, Amazon.com Inc. and Microsoft Corporation. In addition, Internet sites may be developed or acquired by companies currently operating web directories, search engines, shareware archives, content sites, OSPs, ISPs and other entities, many of which are likely to have substantially more resources than us. Furthermore, we compete for users and advertisers with other content providers and with thousands of websites operated by individuals, the government and educational institutions. We also face competitive pressure from traditional media such as newspapers, magazines, radio and television. We believe that the principal competitive factors in generating e-commerce revenue and attracting advertisers include the amount of traffic on its website, brand recognition, customer service, the demographics of our users, our ability to offer targeted audiences and the overall cost-effectiveness of the distribution and advertising medium offered by us. We believe that the number of Internet companies relying on Internet-based e-commerce and advertising revenue, as well as the number of advertisers on the Internet and the number of users, will increase substantially in the future. Accordingly, we will likely face increased competition, resulting in increased pricing pressures on the pricing of our products and the advertising rates, which could have a material adverse effect on us.

The e-commerce market is new and rapidly evolving and competition among e-commerce merchants is expected to increase significantly. We are relying on e-commerce partners such as Access NewAge to generate e-commerce revenues. Our ability to generate revenues from any of its present or future e-commerce partners may be adversely affected by competition between any such partner and other Internet retailers.

The Internet has had a limited effect on the market for "New Age" products and services. The current marketplace is characterized by hundreds and perhaps thousands of small sites - almost all of which are privately owned - that sell or provide "New Age" related products or services. We have no knowledge that any particular competitors are dominant in the web-based New Age products industry.

COMPETITION FOR AND EXECUTING STRATEGIC ALLIANCES AND ACQUISITIONS

Our business strategy includes entering into strategic alliances and may include acquiring complementary businesses, websites, technologies, content or products. We may be unable to complete suitable strategic alliances and acquisitions on commercially reasonable terms, if at all. We expect to face competition for strategic alliance and acquisition candidates and sponsorships. This competition could impair our ability to successfully pursue these aspects of our business strategy. Strategic alliances or acquisitions could disrupt our ongoing business, distract our management and employees and increase our expenses. If we acquire a company, we could face difficulties assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. Acquisitions of additional services or technologies also involve risks of incompatibility and lack of integration into our existing operations. If we finance the acquisitions by incurring debt or issuing equity securities, this could dilute our existing stockholders. Any amortization of goodwill or other assets, or other charges resulting from the costs of such acquisitions, could adversely affect our operating results.

RISKS RELATED TO OPERATIONS

NEED TO ENHANCE AND DEVELOP ACCESSNEWAGE.COM TO REMAIN COMPETITIVE

To remain competitive, Access NewAge must enhance and improve the responsiveness, functionality and features of AccessNewAge.com and expand its offering of products and services. Enhancements of or improvements to the website may contain undetected programming errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of our brand name recognition.

In addition, any failure to effectively develop and introduce new features and functions, or the failure of such new features and functions to achieve market acceptance, could have a material adverse effect on our business, results of operations and financial condition.

We also hope to introduce new products and services, such as new content targeted for specific user groups. There can be no assurance that we will be successful in developing or introducing such products and services or that such products and services will achieve market acceptance or enhance our brand name recognition. Any failure to effectively develop and introduce these products and services, or the failure of such products and services to achieve market acceptance, could have a material adverse effect on our business, results of operations and financial condition.

DEPENDENCE ON KEY PERSONNEL

Our success is dependent, in part, upon key management personnel. In particular, we are highly dependent upon Kenneth Levy, our President and Chief Executive Officer. Mr. Levy is primarily responsible for our day-to-day strategic planning and financing arrangements. Until

March 1, 2001, Mr. Levy worked for us on a limited basis, with no compensation. He engaged in other projects unrelated to the Company which required significant time commitments. Mr. Levy now devotes approximately two-thirds of his work time to us. Mr. Levy is employed under an agreement that expires on February 28, 2002. The loss of his services could have a material adverse effect on us.

Our future performance may be substantially dependent on hiring management and other key personnel and our ability to retain and motivate them. The loss of the services of any of our officers or senior managers could harm our business.

ONLINE SECURITY

If the security measures that we use to protect personal information are ineffective, we may lose visitors and our business would be harmed. We will rely on security and authentication technology licensed from third parties. With this technology, we can perform real-time credit card authorization and verification. We cannot predict whether new technological developments could allow these security measures to be circumvented. In addition, our software, databases and servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to spend significant resources to protect against security breaches or to alleviate problems caused by any breaches. We cannot assure that we can prevent all security breaches.

A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our Internet operations. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to our customers. Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet merchandising medium. We may be required to expend significant capital resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. We can give no assurance that our Internet operations are completely secure against potential interruptions or that we can alleviate the problems should they occur.

FINANCIAL RISKS

SIGNIFICANT NEED FOR CASH; POSSIBLE LACK OF SUFFICIENT FUNDS

We have significant immediate cash requirements related to the implementation of our business plan and working capital needs. If we are unable to obtain financing either from a public or private offering of our securities, a strategic joint venture or partnership, or otherwise, we will be unable to implement our business plan or otherwise expand our operations. This would have a material adverse effect on us. If we raise additional funds by issuing equity or convertible debt securities, such securities may have rights, preferences or privileges senior to those of our existing stockholders and the percentage ownership of our stockholders will be diluted. We can give no assurance that additional financing will be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited.

CONTROL BY PRINCIPAL STOCKHOLDERS

Mr. Alan Gelband, one of our directors, beneficially owns over 61.6% of our issued and outstanding Common Stock and, therefore, may be able to influence or control the outcome of substantially all actions requiring stockholder approval, including the election of the entire Board of Directors, and the outcome of any stockholder votes concerning a merger, asset sale, or other major corporate transaction affecting us. Such control could also have the effect of delaying, deterring, or preventing an unsolicited takeover of the Company. In addition, Mr. Gelband (through a pension plan) holds a warrant to purchase an additional 1,000,000 shares of our Common Stock which upon exercise would substantially increase his beneficial ownership of Common Stock.

NO CASH DIVIDENDS

We have never paid any cash dividends on our Common Stock and it is unlikely that we will have sufficient profits to pay cash dividends in the foreseeable future.

NO PUBLIC MARKET; LACK OF LIQUIDITY

There is currently no public market for our Common Stock and there can be no assurance that such a public market will ever develop, or that if developed, it will be sustained. In addition, even if a public market for the Common Stock is developed, the market prices of securities of technology companies, particularly Internet-related companies, have been extremely volatile, and have experienced fluctuations that have often been unrelated to or disproportionate to the operating performance of such companies. Moreover, factors such as announcements by us of quarterly variations in our financial results and changes in general market conditions, among other things, could cause the market price of our shares to fluctuate significantly. In recent years, the stock market has experienced significant price and volume fluctuations.

OTHER RISKS

POSSIBLE ACQUISITIONS

We may seek out strategic acquisitions, joint ventures, and partnerships of and with companies that management believes will facilitate our growth and implementation of our business plan. Various business and financial risks associated with acquisitions by us, if consummated, could result in significant changes to our leverage, liquidity and earnings capabilities. There are currently no agreements or understandings currently in effect related to any acquisitions. There can be no assurance that any acquisitions will be made, or that if made, will be of material benefit to us.

PENNY STOCK REGULATION

The Commission recently adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Should a public market for our Common Stock develop and such stock become subject to the penny stock rules, stockholders may find it more difficult to sell their shares of Common Stock.

FORWARD LOOKING STATEMENTS

This Report contains certain forward-looking statements within the meaning of
Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), concerning our operations, economic performance and financial conditions. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Consequently, actual results will vary from the statements contained herein and such variance may be, and is likely to be, material. Prospective investors should not place undue reliance on this information.

ITEM 2.  DESCRIPTION OF PROPERTY

Our headquarters are currently located in a facility located at 575 Madison Avenue, New York, New York. Since January 1, 2001, we have been paying rent of $500 per month pursuant to an agreement with TrueYou under which TrueYou provides office space and computer equipment and permits us to use TrueYou's telephone system, photocopy and facsimile machines and printers. The agreement has a one-year term expiring December 31, 2001, subject, however, to the right of either party to terminate earlier upon 60 days' prior written notice. We do not own or lease any other real property. We had no rent expense during the years ended December 31, 1999 and 2000. During that period, the Company operated its day-to-day business principally through consultants and thereby had nominal space requirements. Administrative services were provided by TrueYou, which was paid a fee of $32,000 during the fiscal year ended December 31, 2000 under an informal oral arrangement.

Although we do not have any formal investment policies, we have no present intention to make any investments in, or acquire any interests in, real estate, real estate mortgages, real estate investment trusts or other real estate related securities or investments.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings which could have a material adverse effect on our business.

ITEM 4.  SUBMISSION OF MATTERS TO A
         VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

There is no established public trading market for our Common Stock.

As of May 23, 2001, we had 3,330,000 shares of Common Stock issued and outstanding and approximately 318 holders of record of our shares of Common Stock. In addition, we have outstanding (i) options to purchase an aggregate of 250,000 shares of Common Stock with an exercise price of $.10 per share (ii) 11% promissory Notes in the principal amount of $125,000, and (iii) warrants exercisable for 1,250,000 shares of Common Stock with an exercise price of $.10 per share.

We have not paid any cash dividends and do not anticipate that we will pay any cash dividends on our Common Stock in the foreseeable future. Payment of dividends is within the discretion of our Board of Directors and will depend, among other factors, upon our earnings, financial condition and capital requirements.

On November 8, 2000, affiliates (pension plans) of Kenneth Levy, an officer and director of the Company, and Alan Gelband, a director and principal stockholder of the Company, entered into Subscription Agreements to purchase 11% Promissory Notes in the aggregate principal amount of $125,000 and warrants to purchase an aggregate of 1,250,000 shares of Common Stock. The subscription price of $100,000 from Mr. Gelband's pension plan was paid in December 2000 and the subscription price of $25,000 from Mr. Levy's pension plan was paid in January 2001. These transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. No underwriter was engaged in connection with the foregoing sales of securities.

ITEM 6.  PLAN OF OPERATION

As of January 31, 2001, we had a cash balance of approximately $126,000. In November 2000, we received subscriptions from two of our principals (through pension plans) to purchase 11% Promissory Notes of the Company in the aggregate principal amount of $125,000 and warrants to purchase an aggregate of 1,250,000 shares of Common Stock. The Notes are due and payable on May 31, 2002. The warrants have a five-year term, have an exercise price of $.10 per share and have "cashless" exercise features. Subscriptions for the notes and warrants were paid in December 2000 ($100,000) and January 2001 ($25,000). Based on such proceeds and other cash resources, we believe we could maintain our operations as currently conducted and satisfy our cash requirements for only about twelve
(12) months. Therefore, we will be required to raise additional funds in the near future. During the next several months, we will consider raising additional funds through equity or debt offerings. If successful in raising funds, we will endeavor to expand the marketing and product service offerings of Access NewAge and/or develop or acquire additional business operations, including new websites offering consumer products and services. This will likely require the hiring of one to three full time employees, depending on the scope of our operations. We do not anticipate performing significant product research and development or purchasing plant or significant equipment during the next twelve months.

ITEM 7.  FINANCIAL STATEMENTS

See Index to Financial Statements, which is Part III - Item 13 of this Report, and the Financial Statements attached to this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         NAME                       AGE        POSITION WITH THE COMPANY
         ----                       ---        -------------------------
         Kenneth Levy               54         President and Director
         Alan Gelband               56         Director


Kenneth Levy has served as our President since January 2000. Since that date he has also served as Executive Vice President of TrueYou.com Inc., an internet-based provider of professional and personal growth programs. From March 1996 to January 2000 he served as Senior Managing Director of Janssen/Meyers Associates, an investment banking and brokerage firm. From October 1994 to March 1996, Mr. Levy served as President of Marshall, Alexander and Marshall, an investment banking firm. Mr. Levy serves as a Director of Cathay Online Inc.
(OTC), an Internet Service Provider in China.

Alan Gelband, founder of the Company, has served as President of AGC Investment Bank and President of Alan Gelband & Company for more than the past five years. He has been actively involved in the development of emerging growth companies and mergers and acquisitions for over 15 years and has completed over 70 investment banking transactions. From September 1998 until January 2000, Mr. Gelband served as Vice President and Secretary of UNMS. Since November 1998, Mr. Gelband has served as Chief Executive Officer of TrueYou.com Inc. He has served as the president and a member of the board of directors of the Association for Corporate Growth International where he is currently a lifetime director.

SECTION 16(A)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our Common Stock are required to report their initial ownership of the Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission ("SEC"). Specific due dates have been established by the SEC, and we are required to disclose in this Report any failure to file by those dates. However, as we did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act during fiscal 2000, no Section 16(a) reports were required to be filed during fiscal 2000.

In January 2001, our Common Stock came registered under Section 12 of the Exchange Act. Based upon the copies of Section 16(a) reports that the Company received from such persons since the date that such reports were first required to be filed, the Company believes that there has been compliance with all
Section 16(a) filing requirements applicable to such officers, directors, and ten-percent beneficial owners for such fiscal year except as follows: The Form 3s of Kenneth Levy and Alan Gelband that were required to be filed on January 22, 2001 were not filed until March 9, 2001.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid in respect of the Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers"). We have one Named Executive Officer, namely, Mr. Kenneth Levy, who serves as President and is our sole officer. There were no individuals who received compensation in excess of $100,000 in the most recently completed fiscal year.

SUMMARY COMPENSATION TABLE

                                                     ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                                                -------------------------------------------------------------------
                                       FISCAL                                    SECURITIES UNDERLYING OPTIONS/SARS
NAME AND PRINCIPAL POSITION             YEAR       SALARY ($)      BONUS ($)                    (#)
-------------------------------------------------------------------------------------------------------------------
Kenneth Levy                            2000          -0-            -0-                      250,000
  President


During 2000, we paid Mr. Gelband, one of our directors, consulting fees of approximately $55,000 through Alan Gelband & Company, a consulting company that is wholly-owned by Mr. Gelband. Of that amount, $18,000 is accrued and unpaid as of May 23, 2001. The services were provided under an oral arrangement. Mr. Gelband is not currently providing us with any consulting services. During 1999, we paid Mr. Gelband (through his consulting company) consulting fees of approximately $35,000.

Mr. Levy commenced his employment with us on November 1, 2000 and works on a part-time basis. On November 1, 2000, Mr. Levy was granted an option to purchase 250,000 shares. The options have a five year term and an exercise price of $.10 per share. The options become exercisable as to 70,000 shares on the date of grant and will vest in monthly installments of 15,000 shares each during the next twelve months. From January 1, 2000 through February 28, 2001, Mr. Levy devoted a substantial majority of his working time to TrueYou, where he is currently employed as Executive Vice President. Prior to March 1, 2001, we did not pay any cash compensation to Mr. Levy.

Since March 1, 2001, Mr. Levy has been devoting approximately two-thirds of his working time to the Company pursuant to a written agreement. Under the agreement, Mr. Levy serves as our President and is paid a salary of $2,000 per month. The agreement has a one-year term, expiring February 28, 2002. Mr. Levy devotes approximately one-third of his working time to TrueYou.

OPTION PLANS AND GRANTS

An aggregate of 500,000 shares of Common Stock are reserved for issuance or available for grant under our 2000 Stock Option Plan (the "Option Plan"). Options granted under the Option Plan may either be intended to qualify as incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or as non ISOs. The Option Plan is administered in all respects by the Board of Directors or a committee composed of at least two members of the Board of Directors who are designated by the Board (the "Stock Option Committee"). The Stock Option Committee may determine the persons to whom options are to be granted and the number of shares subject to each option. Under the terms of the Option Plan, all officers, directors, employees and consultants of the Company or subsidiaries of the Company are eligible for option grants. The option exercise price of options granted under the Option Plan is fixed by the Stock Option Committee but, in the case of ISOs must be no less than 100% of the fair market value of the shares of Common Stock subject to the option at the time of grant, except that in the case of an employee who possesses more than 10% of the total combined voting power of all classes of stock of the Company (a "10% Holder"), the exercise price must be no less than 110% of said fair market value. Options may be exercised by the payment in full in cash or, at the discretion of the Stock Option Committee, by the tendering of shares of Common Stock to acquire shares of Common Stock having a fair market value, as determined by the Stock Option Committee, equal to the option exercise price. Options granted under the Option Plan may not be exercised more than ten years after the date of grant, five years in the case of an ISO granted to a 10% Holder. Options to purchase 250,000 shares are currently outstanding under the Option Plan, all of which were granted to Kenneth Levy, our President. Such options, intended to qualify as ISOs, have a five year term and an exercise price of $.10 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our Common Stock as of May 23, 2001 by (i) each person known by us to be the beneficial owner of more than five percent of our outstanding Common Stock, (ii) each of our directors, (iii) our

Chief Executive Officer (our sole officer), and (iv) all of our officers and directors as a group. We believe that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. On May 23, 2001, the Company had 3,330,000 shares issued and outstanding.

NAME AND ADDRESS OF                         NUMBER OF                 PERCENT OF
 BENEFICIAL OWNER                            SHARES                     CLASS
--------------------------                --------------              ----------
Alan Gelband                              3,050,100(1)                 70.4%
575 Madison Ave.
New York, NY 10022

Kenneth Levy                                452,000(2)                 12.0%
575 Madison Avenue
New York, NY 10022

All directors and officers                3,502,100(1)(2)              73.4%
as a group (2 persons)

-------------
(1) Includes (i) 8,100 shares owned of record by a defined pension plan and trust of which Mr. Gelband is the beneficiary, (ii) 40,000 shares owned by Mr. Gelband's children, (iii) 2,000 shares owned by a charitable foundation of which Mr. Gelband and his wife are trustees and (iv) 2,000,000 shares owned directly by Mr. Gelband. Also includes 1,000,000 shares issuable upon exercise of warrants owned by a pension plan of which Mr. Gelband is the beneficiary. Does not include 10,000 shares owned by Mr. Gelband's wife. Mr. Gelband disclaims beneficial ownership of said shares owned by his wife.

(2) Includes (i) 2,000 shares owned by Mr. Levy's children, (ii) 10,000 shares owned by pension plans of Mr. Levy and his wife, and (iii) 190,000 shares issuable upon exercise of options held by Mr. Levy that are currently exercisable or exercisable within 60 days of May 23, 2001. Also includes 250,000 shares issuable upon exercise of warrants owned by a pension plan of which Mr. Levy is the beneficiary. Excludes options to purchase an additional 60,000 shares held by Mr. Levy that are not exercisable currently or within 60 days of May 23, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Gelband, a founder, director and controlling stockholder of the Company, is the founder, Chairman, Chief Executive Officer and a principal stockholder of TrueYou.com Inc. ("TrueYou"). He currently owns approximately 41% of the issued and outstanding common stock of

TrueYou. Until February 2001, we owned less than a 3% interest in TrueYou. See "Part I, Item 1 - Description of Business - the Company." During the fiscal year ended December 31, 2000, TrueYou paid Mr. Gelband compensation of $120,000, of which approximately $90,000 is accrued and unpaid.

In April 1999, Mr. Gelband purchased 1,100,000 shares of our stock for $100,000. He currently owns an approximately 61% stock interest in UNMS (70.4% giving effect to shares issuable upon exercise of warrants held by Mr. Gelband). See "Part III, Item 11 - Security Ownership of Certain Beneficial owners and Management." During the fiscal years ended December 31, 1999 and 2000, we paid Mr. Gelband (through Alan Gelband & Company, a consulting company that is wholly-owned by Mr. Gelband) consulting fees of approximately $35,000 and $55,000, respectively, of which approximately $20,000 (attributable to 2000) is accrued and unpaid.

Mr. Levy, President and a director of the Company serves as Executive Vice President of TrueYou, where he has been employed since January 1, 2000. During the fiscal year ended December 31, 2000, TrueYou paid Mr. Levy compensation of $120,000 and issued him options to purchase 100,000 shares of TrueYou stock. Since March 1, 2001, Mr. Levy devotes approximately one-third of his working time to TrueYou.

Mr. Levy was Vice President, Secretary and a director, and Mr. Gelband was Vice President, Treasurer and a director, of MyHealthPower.com Inc. ("MHP") from formation in September 1999 through December 1999 at which time MHP discontinued its operations. Neither Mr. Levy nor Mr. Gelband has served at any time as an officer or director of Access NewAge. However, it is contemplated that Messrs. Levy and Gelband will become directors of Access NewAge in or about June 2001.

See "Part II, Item 6 - Plan of Operation" for a description of our promissory notes and warrants purchased by Messrs. Gelband and Levy (through pension plans). The notes, which are in the aggregate principal amount of $125,000 and bear interest at the rate of 11% per annum, are due and payable in May 2002.

During the fiscal year ended December 31, 2000, we paid TrueYou a facility management fee of approximately $32,000. In consideration for the fee, TrueYou provided general administrative services. The services were provided under an informal oral arrangement. Since January 1, 2001, the Company has been paying $500 per month to TrueYou pursuant to an agreement under which TrueYou provides office space and computer equipment and permits us to use TrueYou's telephone system, photocopy and facsimile machines and printers.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  Exhibit
     No.      Description
     -------  ------------
       3.(a)  Certificate of Incorporation. Incorporated by reference to Exhibit
              2(a) of Registrant's Registration Statement on Form 10-SB, File
              No. 0-32007.
         (b)  By-Laws. Incorporated by reference to Exhibit 2(b) of Registrant's
              Registration Statement on Form 10-SB, File No. 0-32007.
      10.(a)  2000 Stock Option Plan. Incorporated by reference to Exhibit 6(a)
              of Registrant's Registration Statement on Form 10-SB, File No.
              0-32007.
         (b)  Form of Stock Option Agreement under the 2000 Stock Option Plan.
              Incorporated by reference to Exhibit 6(b) of Registrant's
              Registration Statement on Form 10-SB, File No. 0-32007.
         (c)  Form of Unit Purchase Agreement (as amended). Incorporated by reference to Exhibit 6(c) of Registrant's Registration Statement on Form 10-SB, File No. 0-32007.
         (d)  Form of 11% Note. Incorporated by reference to Exhibit 6(d) of
              Registrant's Registration Statement on Form 10-SB, File No.
              0-32007.
         (e)  Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 6(e) of Registrant's Registration Statement on Form
              10-SB, File No. 0-32007.
         (f)  Employment Agreement between Registrant and Kenneth Levy.
              Incorporated by reference to Exhibit 6(f) of Registrant's
              Registration Statement on Form 10-SB, File No. 0-32007.
         (g)  Facility Agreement between Registrant and TrueYou.com Inc.
              Incorporated by reference to Exhibit 6(g) of Registrant's
              Registration Statement on Form 10-SB, File No. 0-32007.
         (h)  Stock Purchase Agreement between Registrant and Access: NewAge
              Corporation. Incorporated by reference to Exhibit 6(h) of
              Registrant's Registration Statement on Form 10-SB, File No.
              0-32007.

(b)   Reports on Form 8-K: None.

                                   SIGNATURES


       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      UNITED NETWORK MARKETING SERVICES, INC.




Dated: May 29, 2001                   By: /s/ KENNETH LEVY
                                          --------------------------------------
                                          Kenneth Levy, President (Principal
                                          Executive Officer, Principal Financial
                                          Officer and Principal Accounting
                                          Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons son behalf of the registrant and in the capacities and on the dates indicated.



/s/ KENNETH LEVY
---------------------------                             Date: May 29, 2001
 Kenneth Levy, a Director
and President



/s/ ALAN GELBAND
---------------------------                             Date: May 29, 2001
Alan Gelband, a Director

UNITED NETWORK MARKETING
 SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2000

                                      UNITED NETWORK MARKETING SERVICES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)


                                               INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------








INDEPENDENT AUDITOR'S REPORT                                       F-1


FINANCIAL STATEMENTS:

   Balance Sheet                                                   F-2
   Statement of Operations                                         F-3
   Statement of Stockholders' Equity                               F-4
   Statement of Cash Flows                                         F-5
   Notes to Financial Statements                                F-6 - F-10

INDEPENDENT AUDITOR'S REPORT

To the Stockholders of
United Network Marketing Services, Inc.


We have audited the accompanying balance sheets of United Network Marketing Services, Inc. (a development stage company) as of December 31, 1999 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and the cumulative amounts for the period from September 15, 1998 (date of incorporation) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Network Marketing Services, Inc. (a development stage company) as of December 31, 1999 and 2000 and the results of its operations and its cash flows for the years then ended and the cumulative amounts for the period from September 15, 1998 (date of incorporation) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

GOLDSTEIN GOLUB KESSLER LLP
New York, NY

March 1, 2001

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)


                                                             BALANCE SHEET

=============================================================================
DECEMBER 31,                                                1999         2000
-----------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash                                                 $ 108,355    $ 100,587
  Other current assets                                     2,082           65
-----------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                               110,437      100,652

Property and Equipment - net                               5,202        2,818

Investments                                              150,067       33,885

Note Receivable                                            8,000        8,000

Deferred Income Tax Asset                                   --           --
-----------------------------------------------------------------------------
      TOTAL ASSETS                                     $ 273,706    $ 145,355
=============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities - accounts payable
   and accrued expenses                                $  28,976    $  49,139

Note Payable - related party                               --          81,111
-----------------------------------------------------------------------------
      TOTAL LIABILITIES                                   28,976      130,250
-----------------------------------------------------------------------------

Commitments

Stockholders' Equity:
  Preferred stock - $.001 par value; authorized
    1,000,000 shares; none issued
  Common stock - $.001 par value; authorized
    20,000,000 shares; issued and outstanding
    3,330,000 shares                                       3,330        3,330
  Additional paid-in-capital                             532,803      552,803
  Deficit accumulated during the development stage      (291,403)    (541,028)
-----------------------------------------------------------------------------
      STOCKHOLDERS' EQUITY                               244,730       15,105
-----------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 273,706    $ 145,355
=============================================================================

                                               See Notes to Financial Statements

                     UNITED NETWORK MARKETING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                                                                       PERIOD FROM
                                                                                     SEPTEMBER 15,
                                                                                     1998 (DATE OF
                                              YEAR ENDED      YEAR ENDED         INCORPORATION) TO
                                            DECEMBER 31,    DECEMBER 31,              DECEMBER 31,
                                                    1999            2000                      2000
--------------------------------------------------------------------------------------------------
General and administrative expenses:
  Consulting fees                           $   111,916        $    52,065            $   198,731
  Write-off of note receivable from
   consultant                                    30,000               --                   30,000
  Professional fees                              23,655             44,497                108,807
  Depreciation                                    3,195              2,384                  6,883
  Stock transfer expense                          2,367              2,791                  5,968
  Facility management                             1,500             31,732                 33,232
  Taxes                                           1,690              2,110                  4,953
  Interest                                         --                2,028                  2,028
  Office expenses                                 1,774               --                    1,984
  Advertising                                     1,243               --                    1,243
  Miscellaneous                                   2,266               --                    2,433
-------------------------------------------------------------------------------------------------
Total general and administrative expenses       179,606            137,607                396,262

Interest and dividend income                      9,494              4,164                 18,349

Equity in loss on investments                   (16,934)          (116,182)              (133,116)

Impairment loss on investment                   (29,999)              --                  (29,999)
-------------------------------------------------------------------------------------------------
Net loss                                    $  (217,045)       $  (249,625)           $  (541,028)
=================================================================================================
Basic and diluted loss per common share     $     (0.07)       $     (0.07)
=================================================================================================
Weighted-average number of common
 shares outstanding                           3,055,000          3,330,000
=================================================================================================



                                               See Notes to Financial Statements


                                                                               UNITED NETWORK MARKETING SERVICES, INC.
                                                                                         (A DEVELOPMENT STAGE COMPANY)

                                                                                     STATEMENT OF STOCKHOLDERS' EQUITY
======================================================================================================================
PERIOD FROM SEPTEMBER 15, 1998 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
----------------------------------------------------------------------------------------------------------------------

                                                                               DEFICIT
                                              COMMON STOCK                   ACCUMULATED
                                          -------------------   ADDITIONAL   DURING THE          TOTAL
                                            NUMBER       PAR     PAID-IN     DEVELOPMENT     STOCKHOLDERS'     PRICE
                                 DATE     OF SHARES     VALUE    CAPITAL        STAGE            EQUITY      PER SHARE
----------------------------------------------------------------------------------------------------------------------
Issuance of common stock
 upon distribution from United
 Network Technologies, Inc.     9/29/98   2,230,000    $2,230    $390,810       --             $ 393,040      $.176

Net loss                                     --         --          --      $  (74,358)          (74,358)       --
----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998              2,230,000     2,230     390,810      (74,358)          318,682        --

Issuance of common stock        4/07/99   1,100,000     1,100      98,900       --               100,000       .091

Negative equity of
 deconsolidated subsidiary                   --         --         43,093       --                43,093         --

Net loss                                     --         --           --       (217,045)         (217,045)        --
----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999              3,330,000     3,330     532,803     (291,403)          244,730         --

Issuance of warrant in connection
 with long-term debt                        --         --          20,000       --                20,000         --

Net loss                                    --         --          --         (249,625)         (249,625)        --

----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000              3,330,000    $3,330    $552,803    $(541,028)         $ 15,105         --
======================================================================================================================



                                               See Notes to Financial Statements



                                                                               UNITED NETWORK MARKETING SERVICES, INC.
                                                                                         (A DEVELOPMENT STAGE COMPANY)

                                                                                               STATEMENT OF CASH FLOWS
======================================================================================================================
                                                                                                          PERIOD FROM
                                                                                                        SEPTEMBER 15,
                                                                                                        1998 (DATE OF
                                                                YEAR ENDED          YEAR ENDED      INCORPORATION) TO
                                                               DECEMBER 31,        DECEMBER 31,           DECEMBER 31,
                                                                      1999                2000                   2000
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                        $(217,045)          $(249,625)            $(541,028)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                                      3,195               2,384                 6,883
    Amortization of debt discount                                      --                 1,111                 1,111
    Impairment loss on investment                                    29,999                --                  29,999
    Uncollectible note receivable                                    30,000                --                  30,000
    Equity in loss on investments                                    16,934             116,182               133,116
    Changes in operating assets and liabilities:
      Decrease in other current assets                                2,159               2,017                 1,051
      Increase (decrease) in accounts payable and
       accrued expenses                                              (4,073)             20,163                 6,089
----------------------------------------------------------------------------------------------------------------------
          NET CASH USED IN OPERATING ACTIVITIES                    (138,831)           (107,768)             (332,779)
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Increase in note receivable                                        (8,000)               --                  (8,000)
  Purchase of investments                                          (197,000)               --                (197,000)
----------------------------------------------------------------------------------------------------------------------
          CASH USED IN INVESTING ACTIVITIES                        (205,000)               --                (205,000)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from sale of common stock                                100,000                --                 100,000
  Negative equity of deconsolidated subsidiary                       43,093                --                  43,093
  Proceeds from long-term debt                                         --               100,000               100,000
  Cash received upon distribution from
   United Network Technologies, Inc.                                   --                  --                 395,273
----------------------------------------------------------------------------------------------------------------------
          CASH PROVIDED BY FINANCING ACTIVITIES                     143,093             100,000               638,366
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                    (200,738)             (7,768)              100,587

Cash at beginning of period                                         309,093             108,355                 --
----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                             $ 108,355           $ 100,587             $ 100,587
======================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for income taxes                    $  2,680            $   1,593             $   4,273
======================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

  Net liabilities over assets upon distribution from
   United Network Technologies, Inc.                              $    --             $    --               $   2,233
======================================================================================================================
  Warrant issued with long-term debt                              $    --             $  20,000             $  20,000
======================================================================================================================



                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


1.    FORMATION OF BUSINESS,    United Network Marketing Services, Inc. (a
      PRINCIPAL BUSINESS        development stage company) (the "Company" or
      ACTIVITY AND SUMMARY OF   "UNMS") was formed on September 15, 1998 under
      SIGNIFICANT ACCOUNTING    the laws of the state of Delaware. The Company
      POLICIES:                 has been in the development stage since its
                                inception.

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

                                For the period ended December 31, 1998, losses amounting to $27,355 were included in the statement of operations. Losses amounting to $15,738 for the three months ended March 31, 1999 are included in the statement of operations for the year ended December 31, 1999. The Company ceased consolidating the accounts of TY on April 9, 1999, effective as of March 31, 1999. The excess of liabilities over assets (negative equity) was reported as a contribution to additional paid-in capital effective April 9, 1999.

                                All intercompany accounts and transactions have been eliminated in consolidation.

                                Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets.

                                The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts.

                                The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from these estimates.

                                Investments are accounted for either by the cost method or the equity method of accounting. The equity method of accounting is used for investments where the Company has the ability to exert significant influence but does not have the ability to exercise control.

                                The Company accounts for impairment of
                                long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of.

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                The Company periodically evaluates the
                                recoverability of its long-lived assets for any possible impairment of value (see Note 3).

                                Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock rewards, warrants and other convertible securities. Potential common shares issuable as disclosed in Notes 5 and 6 have not been included in the computation of diluted EPS since the effect would be antidilutive.

                                UNMS accounts for employee stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, the Company applies the intrinsic value method of accounting and therefore does not recognize compensation expense for options granted, because the Company's policy is to grant options only at a price equal to the market price on the day of grant. SFAS No. 123, Accounting for Stock-based Compensation, prescribes the recognition of compensation expense based on the fair value of options as determined on the grant date. However, SFAS No. 123 allows companies to continue applying APB No. 25 if certain pro forma disclosures are made assuming hypothetical fair value method application.


2.    PROPERTY AND EQUIPMENT:   Property and equipment, at cost, consists of the
                                following:

                                                                     Estimated
                                            1999        2000        Useful Life
-------------------------------------------------------------------------------
        Computer equipment                $7,694      $7,694            5 years
        Furniture and fixtures             2,007       2,007            7 years
-------------------------------------------------------------------------------
                                           9,701       9,701
        Less accumulated depreciation      4,499       6,883
------------------------------------------------------------------------------
                                          $5,202      $2,818
==============================================================================


3.    INVESTMENTS:              The Company's investments consist of a minority
                                interest in TY, a 50% interest in Access: NewAge
                                Corp. ("ANA") and a 50% interest in My Health
                                Power ("MHP").

                                In July 1999, the Company purchased 100,000 shares of TY at a cost of $150,000. The Company owned less than 3% of TY. However, since the Company has the ability to exercise significant influence over the management and operating policies of TY through its majority stockholder who also has a significant interest in TY, this investment is being accounted for by the equity method.

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                At December 31, 1999, the investment in TY consisted of an equity in underlying assets of $23,522 and goodwill of $117,047. Goodwill is being amortized by the straight-line method over a period of three years. For the year ended December 31, 1999, a loss of $9,431 was recorded which represented equity in earnings of $13,979 and amortization of goodwill of $23,410.

                                At December 31, 2000, the investment in TY consisted of an equity interest of $25,000. For the year ended December 31, 2000, a loss of $115,569 was recorded which represented amortization of goodwill of $46,819 and an impairment loss of $68,750.

                                Subsequent to December 31, 2000, the Company sold its interest in TY for $25,000 to an unrelated party. Accordingly, the Company reflected its investment in TY at $25,000 (as described above).

                                During 1999, the Company also purchased 50% of ANA at a cost of $17,000. The Company's share of the losses in ANA for 1999 and 2000 was $7,503 and $613, respectively.

                                During 1999, the Company also purchased 50% of MHP at a cost of $30,000. In accordance with SFAS No. 121, this investment was deemed worthless at December 31, 1999 and was written down to $1, resulting in a noncash charge to operations of $29,999.

                                The following are condensed balance sheets and statements of operations for TY and ANA, the unconsolidated investees, at and for the years ended December 31, 1999 and 2000:


December 31,                              1999                         2000
----------------------------------------------------------------------------------------
Balance Sheets                      ANA            TY              ANA           TY
----------------------------------------------------------------------------------------
                                (unaudited)                    (unaudited)   (unaudited)
Current Assets                   $  4,560      $  823,823       $  2,574     $   155,326
Property and Equipment, net                        11,633                         25,575
Other Assets                          100         401,126                        378,630
----------------------------------------------------------------------------------------
Total Assets                     $  4,660      $1,236,582       $  2,574     $   559,531
========================================================================================
Liabilities                      $ 24,714      $  182,213       $ 23,853     $   183,307
Stockholders' Equity
 (Deficiency)                     (20,054)      1,054,369        (21,279)        376,224
----------------------------------------------------------------------------------------
Total Liabilities and Stock-
  holders' Equity (Deficiency)   $  4,660      $1,236,582       $  2,574     $   559,531
========================================================================================


                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

Statements of Operations

Revenue                   $ 28,712       $  16,576        $34,272   $    89,429
Expense                     51,222         745,466         35,497     1,372,873
--------------------------------------------------------------------------------
Net loss                  $(22,510)      $(728,890)       $(1,225)  $(1,283,444)
================================================================================


4.    NOTES RECEIVABLE:         The Company has a note receivable from ANA (see
                                Note 3) in the amount of $8,000. The note becomes due on May 15, 2002 and bears interest at the rate of 8% per annum, payable semiannually.

                                The Company also had a note receivable from one of its consultants in the amount of $30,000. During 1999, this note was deemed uncollectible and written off.

5.    LONG-TERM DEBT:           The Company has a note payable in the amount of
                                $100,000 payable to an entity related to its majority stockholder. The note bears interest at 11% and is due May 31, 2002. The Company also issued a warrant to purchase 1,000,000 shares of the Company's common stock at $.10 per share in connection with this note. The value assigned to the warrant, amounting to 20,000, represents a debt discount and is being amortized over the term of the note.

6.    STOCK OPTION PLAN:        In 2000, the Company adopted an incentive stock
                                option plan (the "Plan") under which options to purchase 500,000 shares of common stock may be granted to certain key employees. The exercise price will be based on the fair market value of such shares as determined by the board of directors at the date of the grant of such options. On November 1, 2000, options to purchase 250,000 shares of common stock at an exercise price of $.10 per share were granted to its president. Of the 250,000 shares, 70,000 shares vest on the date of grant and the balance will vest 15,000 shares per month commencing
                                December 1, 2000.

                                The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock options and has adopted the disclosure-only provision of SFAS No. 123. Had the Company elected to recognize compensation costs based on the fair value of the options granted on the grant date as prescribed by SFAS No. 123, the Company's net loss would have increased by approximately $1,700 for the year ended December 31, 2000.

                                The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended December 31, 2000, expected volatility of .0%; risk free interest rate of 5.8%; expected option life of 5 years; and no expected dividends.

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


7.    INCOME TAXES:             The Company has a net operating loss
                                carryforward of approximately $300,000 at
                                December 31, 2000 available to offset future taxable income expiring at various dates through the year 2020.

                                The Company recorded a deferred income tax asset to reflect the effect of net operating loss carryforwards and temporary differences aggregating approximately $100,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a 100% valuation allowance against this deferred income tax asset at December 31, 2000.

8.    RELATED PARTY             During the years ended December 31, 1999 and
      TRANSACTIONS:             2000, the Company was charged consulting fees
                                amounting to approximately $35,000 and $55,000, respectively, by an entity controlled by the majority stockholder. At December 31, 1999 and
                                2000, the Company owed $-0- and $20,000, respectively, which amounts are included in accounts payable and accrued expenses.

                                The Company has an informal agreement with TY in which the Company reimburses TY for administrative expenses it has incurred on the Company's behalf. For the year ended December 31, 2000, the Company paid TY approximately $32,000.

9.    SUBSEQUENT EVENT:         In January 2001, an entity related to the
                                president of the Company loaned the Company
                                $25,000. The Company has issued a $25,000 note payable, which bears interest at 11%, to this entity and, in addition, has issued this entity a warrant to purchase 250,000 shares of common stock at an exercise price of $.10 per share, exercisable for five years.