Form 10QSB
period 2001-06-30
UNITED NETWORK MARKETING SERVICES INC
filed 2001-08-13
CIK 1128008

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from__________ to__________

                         Commission file number: 0-32007

                     United Network Marketing Services, Inc.
                    ----------------------------------------
       (Exact name of small business issuer as specified in its charter)

        Delaware                                           13-4024018
-------------------------------                        ------------------
(State or other jurisdiction of                         (I.R.S Employer
incorporation or organization)                         Identification No.)


                               575 Madison Avenue
                               New York, NY 10022
                    ---------------------------------------
                    (Address of principal executive offices)

                                 (212) 418-8483
                 ----------------------------------------------
                 (Issuer's telephone number including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No
                                                          ---

Number of shares outstanding of the issuer's Common Stock as of August 8, 2001:
3,375,000

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                             UNITED NETWORK MARKETING SERVICES, INC.
                                                                       (a development stage company)
                                                                                       BALANCE SHEET
====================================================================================================

                                                                              JUNE 30,  DECEMBER 31,
                                                                                  2001          2000
----------------------------------------------------------------------------------------------------
                                                                           (unaudited)     (audited)
ASSETS

Current Assets:
  Cash                                                                       $  84,830    $ 100,587
  Other current assets                                                             138           65

----------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                      84,968      100,652

Property and Equipment - net                                                     1,812        2,818

Investments                                                                      8,885       33,885

Notes Receivable - related parties                                              15,650        8,000

Deferred Income Tax Asset                                                         --           --

----------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                           $ 111,315    $ 145,355
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities - accounts payable and accrued expenses                  $  62,137    $  49,139

Notes Payable - related parties                                                109,340       81,111

----------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                        171,477      130,250
----------------------------------------------------------------------------------------------------

Commitments

Stockholders' Equity (Deficiency):
  Preferred stock - $.001 par value; authorized 1,000,000
   shares; none issued
  Common stock - $.001 par value; authorized 20,000,000 shares; issued and outstanding 3,375,000 and 3,330,000
   shares, respectively                                                          3,375        3,330
  Additional paid-in-capital                                                   562,258      552,803
  Deficit accumulated during the development stage                            (625,795)    (541,028)

----------------------------------------------------------------------------------------------------
      STOCKHOLDERS' EQUITY  (DEFICIENCY)                                       (60,162)      15,105
----------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                $ 111,315    $ 145,355
====================================================================================================
                                                                   See Notes to Financial Statements

                                                                                             UNITED NETWORK MARKETING SERVICES, INC.
                                                                                                       (a development stage company)
                                                                                                             STATEMENT OF OPERATIONS
====================================================================================================================================

                                                                                                                       PERIOD FROM
                                                                                                                     SEPTEMBER 15,
                                                                                                                     1998 (DATE OF
                                             THREE MONTHS     THREE MONTHS        SIX MONTHS       SIX MONTHS    INCORPORATION) TO
                                           ENDED JUNE 30,   ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,            JUNE 30,
                                                     2001             2000              2001              2000                2001
------------------------------------------------------------------------------------------------------------------------------------
                                              (unaudited)      (unaudited)       (unaudited)       (unaudited)         (unaudited)
General and administrative expenses:
  Salaries                                    $     6,000      $      --         $     8,000       $      --           $     8,000
  Consulting fees                                   4,500           15,000             4,500            31,917             203,231
  Write-off of note receivable from
    Consultant                                       --               --                --                --                30,000
  Professional fees                                49,051              180            61,162               415             169,969
  Depreciation                                        504              595             1,007             1,191               7,890
  Printing and stock registration fees              5,236              405             5,236               405              11,204
  Facility management                               1,500           11,536             3,000            23,074              36,232
  Taxes                                               547            1,179               547             1,432               5,500
  Interest                                         10,726             --              14,684              --                16,712
  Office expenses                                    --               --                --                --                 1,984
  Advertising                                        --               --                --                --                 1,243
  Miscellaneous                                      --               --                --                --                 2,433

------------------------------------------------------------------------------------------------------------------------------------

Total general and administrative expenses          78,064           28,895            98,136            58,434             494,398

Interest and dividend income                        1,608            1,057             3,059             3,967              21,408

Gain on sale of stock                              10,310             --              10,310              --                10,310

Equity in loss of investments                        --            (28,892)             --             (57,784)           (133,116)

Impairment loss on investment                        --               --                --                --               (29,999)

------------------------------------------------------------------------------------------------------------------------------------

Net loss                                      $   (66,146)     $   (56,730)      $   (84,767)      $  (112,251)        $  (625,795)

------------------------------------------------------------------------------------------------------------------------------------

  Basic and diluted loss per common share     $     (0.02)     $     (0.02)      $     (0.03)      $     (0.03)               --

====================================================================================================================================
 Weighted-average number of common
    shares outstanding                          3,335,000        3,330,000         3,332,500         3,330,000

====================================================================================================================================

                                                                                                  See Notes to Financial Statements

                                                                                             UNITED NETWORK MARKETING SERVICES, INC.
                                                                                                       (a development stage company)
                                                                                      STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
====================================================================================================================================
                                                             PERIOD FROM SEPTEMBER 15, 1998 (DATE OF INCORPORATION) TO JUNE 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           DEFICIT
                                          COMMON STOCK                                   ACCUMULATED
                                     ----------------------                 ADDITIONAL    DURING THE        TOTAL
                                                    NUMBER         PAR       PAID-IN     DEVELOPMENT     STOCKHOLDERS'       PRICE
                                       DATE        OF SHARES      VALUE      CAPITAL        STAGE     EQUITY (DEFICIENCY)  PER SHARE
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
 upon distribution from United
 Network Technologies, Inc.         9/29/98         2,230,000    $2,230      $390,810          --           $ 393,040         $.176

Net loss                                                 --        --            --      $  (74,358)          (74,358)         --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                        2,230,000     2,230       390,810       (74,358)          318,682          --

Issuance of common stock            4/07/99         1,100,000     1,100        98,900          --             100,000          .091

Negative equity of
 deconsolidated subsidiary                               --        --          43,093          --              43,093          --

Net loss                                                 --        --            --        (217,045)         (217,045)         --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                        3,330,000     3,330       532,803      (291,403)          244,730          --

Issuance of warrant in
 connection with long-term debt                          --        --          20,000          --              20,000          --

Net loss                                                 --        --            --        (249,625)         (249,625)         --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                        3,330,000     3,330       552,803      (541,028)           15,105          --

Issuance of common stock for
  services rendered                 6/21/01            45,000        45         4,455                           4,500          .10

Issuance of warrant in
 connection with long-term debt                          --        --           5,000          --               5,000

Net loss                                                 --        --            --         (84,767)          (84,767)         --
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001
 (unaudited)                                        3,375,000    $3,375      $562,258    $ (625,795)        $ (60,162)         --
====================================================================================================================================

                                                                                                   See Notes to Financial Statements

                                                                             UNITED NETWORK MARKETING SERVICES, INC.
                                                                                       (a development stage company)
                                                                                             STATEMENT OF CASH FLOWS
====================================================================================================================
                                                                                                         PERIOD FROM
                                                                                                       SEPTEMBER 15,
                                                                                                       1998 (DATE OF
                                                                   SIX MONTHS         SIX MONTHS   INCORPORATION) TO
                                                               ENDED JUNE 30,     ENDED JUNE 30,            JUNE 30,
                                                                         2001               2000                2001
--------------------------------------------------------------------------------------------------------------------
                                                                   (unaudited)        (unaudited)         (unaudited)

Cash flows from operating activities:
  Net loss                                                           $ (84,767)        $(112,251)          $(625,795)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                                         1,007             1,191               7,890
    Common stock issued for services                                     4,500              --                 4,500
    Amortization of debt discount                                        8,229              --                 9,340
    Gain on sale of investment                                         (10,310)             --               (10,310)
    Impairment loss on investment                                         --                --                29,999
    Uncollectible note receivable                                         --                --                30,000
    Equity in loss on investments                                         --              57,784             133,116
    Changes in operating assets and liabilities:
      (Increase) decrease in other current assets                          (74)              517                 977
      Increase (decrease) in accounts payable and
       accrued expenses                                                 12,998            (8,986)             19,087
--------------------------------------------------------------------------------------------------------------------
          NET CASH USED IN OPERATING ACTIVITIES                        (68,417)          (61,745)           (401,196)
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Increase in note receivable                                           (7,650)             --               (15,650)
  Purchase of investments                                                 --                --              (197,000)
  Proceeds from sale of investments                                     35,310              --                35,310
--------------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           27,660              --              (177,340)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from sale of common stock                                      --                --               100,000
  Negative equity of deconsolidated subsidiary                            --                --                43,093
  Proceeds from long-term debt                                          25,000              --               125,000
  Cash received upon distribution from
    United Network Technologies, Inc.                                     --                --               395,273
--------------------------------------------------------------------------------------------------------------------
          CASH PROVIDED BY FINANCING ACTIVITIES                         25,000                               663,366
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                        (15,757)          (61,745)             84,830
Cash at beginning of period                                            100,587           108,355                --
--------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                $  84,830         $  46,610           $  84,830
====================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes                       $    --           $   1,432           $   4,273
  Cash paid during the period for interest                           $   6,455         $    --             $   6,455
====================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Net liabilities over assets upon distribution from
   United Network Technologies, Inc.                                 $    --           $    --             $   2,233
====================================================================================================================
  Warrant issued with long-term debt                                 $   5,000         $    --             $  25,000
  Common stock issued for services                                   $   4,500         $    --             $   4,500
====================================================================================================================

                                                                                   See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


1. BUSINESS AND          United Network Marketing Services, Inc. (a development
   BASIS OF              stage company) (the "Company" or "UNMS") was formed on
   PRESENTATION:         September 15, 1998 under the laws of the state of
                         Delaware. The Company has been in the development stage since its inception.

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

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

3. LONG-TERM DEBT:       The Company has notes payable in the amount of $125,000
                         payable to related entities. The notes bear interest at 11% and are due May 31, 2002. The Company also issued warrants to purchase 1,250,000 shares of the Company's common stock at $.10 per share in connection with these notes. The value assigned to the warrants, amounting to $25,000, represents a debt discount and is being amortized over the term of the notes.

4. INCOME TAXES:         The Company has a net operating loss carryforward of
                         approximately $400,000 at June 30, 2001 available to offset future taxable income expiring at various dates through the year 2021.

                         The Company recorded a deferred income tax asset to reflect the effect of net operating loss carryforwards and temporary differences aggregating approximately $132,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a 100% valuation allowance against this deferred income tax asset at June 30, 2001.

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

     As of June 30, 2001, we had a cash balance of $84,830. In November 2000, we received subscriptions from two of our principals (through pension plans) to purchase 11% Promissory Notes of the Company in the aggregate principal amount of $125,000 and warrants to purchase an aggregate of 1,250,000 shares of Common Stock. The Notes are due and payable on May 31, 2002. The warrants have a five-year term, have an exercise price of $.10 per share and have "cashless" exercise features. Subscriptions for the notes and warrants were paid in December 2000 ($100,000) and January 2001 ($25,000). Based on such proceeds and other cash resources, we believe we could maintain our operations as currently conducted and satisfy our cash requirements for only about twelve months. We have not generated any income from operations since inception and we do not anticipate any revenues until the successful implementation of our business plan. Therefore, we will be required to raise additional funds in the near future in order to meet our cash requirements for operations. During the next several months, we will consider raising additional funds through equity or debt offerings. If successful in raising funds, we will endeavor to expand the marketing and product service offerings of Access NewAge and/or develop or acquire additional business operations, including new websites offering consumer products and services. This will likely require the hiring of one to three full time employees, depending on the scope of our operations. We do not anticipate performing significant product research and development or purchasing plant or significant equipment during the next twelve months.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                                 Not Applicable

ITEM 2. CHANGES IN SECURITIES
        AND USE OF PROCEEDS

                                 Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                                 Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A
        VOTE OF SECURITY HOLDERS

     There was no submission of matters to a vote of security holders during the three months ended June 30, 2001.

ITEM 5. OTHER INFORMATION

                                 Not Applicable

ITEM 6.

        (a) Exhibits - none.

        (b) Reports on Form 8-K - none.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNITED NETWORK MARKETING
                                          SERVICES, INC.



Dated:  August 8, 2001              By: /s/ KENNETH LEVY
                                       -------------------------------
                                            Kenneth Levy, President
                                            (Principal executive officer
                                            and principal financial officer)