Form 10QSB
period 2001-09-30
UNITED NETWORK MARKETING SERVICES INC
filed 2001-11-13
CIK 1128008

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from               to
                                   -------------    -------------

                         Commission file number: 0-32007
                                                 -------

                     UNITED NETWORK MARKETING SERVICES, INC.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          DELAWARE                                          13-4024018
-----------------------------                        -------------------
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
                 (Issuer's telephone number including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

Number of shares outstanding of the issuer's Common Stock as of November 9, 2001: 3,365,000

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                                UNITED NETWORK MARKETING SERVICES, INC.
                                                                                          (A DEVELOPMENT STAGE COMPANY)

                                                                                                          BALANCE SHEET
=======================================================================================================================
                                                                               SEPTEMBER 30,               DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------
                                                                                        2001                      2000
-----------------------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)               (audited)
ASSETS

Current Assets:
  Cash ..................................................................          $  41,004                 $ 100,587
  Other current assets ..................................................                 55                        65
  Notes receivable - related party ......................................              9,250                      -

-----------------------------------------------------------------------------------------------------------------------

      TOTAL CURRENT ASSETS ..............................................             50,309                   100,652

Property and Equipment - net ............................................              1,308                     2,818

Investments .............................................................             31,385                    33,885

Notes Receivable - related parties ......................................             18,200                     8,000

Deferred Income Tax Asset ...............................................               --                        --

-----------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS ......................................................          $ 101,202                 $ 145,355
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable and accrued expenses .................................          $  22,036                 $  49,139
  Notes payable - related parties .......................................            113,610                      --

-----------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES .........................................            135,646                    49,139

Note Payable - related party ............................................               --                      81,111

-----------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES ..............................................            135,646                   130,250
-----------------------------------------------------------------------------------------------------------------------

Commitments

Stockholders' Equity (Deficiency):
  Preferred stock - $.001 par value; authorized 1,000,000
   shares; none issued
  Common stock - $.001 par value; authorized 20,000,000
   shares; issued 3,375,000 and 3,330,000 shares, respectively ..........              3,375                     3,330
  Additional paid-in-capital ............................................            562,258                   552,803
  Deficit accumulated during the development stage ......................           (599,077)                 (541,028)

-----------------------------------------------------------------------------------------------------------------------
 ........................................................................            (33,444)                   15,105

  Less treasury stock, 10,000 shares at cost ............................             (1,000)                     --

-----------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY) ...........................            (34,444)                   15,105
-----------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY) ...........          $ 101,202                 $ 145,355
=======================================================================================================================
                                                                                      See Notes to Financial Statements

                                                                                             UNITED NETWORK MARKETING SERVICES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)

                                                                                                            STATEMENT OF OPERATIONS
====================================================================================================================================
                                                                                                                         PERIOD FROM
                                                                                                                       SEPTEMBER 15,
                                                                                                                       1998 (DATE OF
                                                     THREE MONTHS    THREE MONTHS     NINE MONTHS     NINE MONTHS  INCORPORATION) TO
                                                   ENDED SEPT 30,  ENDED SEPT 30,  ENDED SEPT 30,  ENDED SEPT 30,      SEPTEMBER 30,
                                                             2001            2000            2001            2000               2001
------------------------------------------------------------------------------------------------------------------------------------
                                                      (unaudited)     (unaudited)     (unaudited)     (unaudited)        (unaudited)
General and administrative expenses:
  Salaries ...................................        $    6,000      $     --        $   14,000      $     --           $   14,000
  Consulting fees ............................              --            15,200           4,500          47,117            203,231
  Write-off of note receivable from
    consultant ...............................              --              --              --              --               30,000
  Recovery of bad debt .......................           (23,500)           --           (23,500)           --              (23,500)
  Professional fees ..........................           (20,261)          5,750          40,901           6,165            149,708
  Depreciation ...............................               504             596           1,511           1,787              8,394
  Printing and stock registration fees .......             2,326            --             7,562             405             13,530
  Facility management ........................             3,900           8,657           6,900          31,731             40,132
  Taxes ......................................               723              18           1,270           1,450              6,223
  Interest ...................................             4,270            --            18,954            --               20,982
  Office expenses ............................               252             226             252             226              2,236
  Advertising ................................              --              --              --              --                1,243
  Miscellaneous ..............................              --              --              --              --                2,433

------------------------------------------------------------------------------------------------------------------------------------
Total general and administrative expenses ....           (25,786)         30,447          72,350          88,881            468,612

Interest and dividend income .................               932          (1,187)          3,991           2,780             22,340

Gain on sale of stock ........................              --              --            10,310            --               10,310

Equity in loss of investments ................              --           (28,892)           --           (86,676)          (133,116)

Impairment loss on investment ................              --              --              --              --              (29,999)

------------------------------------------------------------------------------------------------------------------------------------

Net income (loss) ............................        $   26,718      $  (60,526)     $  (58,049)     $ (172,777)        $ (599,077)

------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted income (loss)
  per common share ...........................        $     0.01      $    (0.02)     $    (0.02)     $    (0.05)              --

====================================================================================================================================
Weighted-average number of common
  shares outstanding .........................         3,373,889       3,330,000       3,346,296       3,330,000
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


                                                                                             UNITED NETWORK MARKETING SERVICES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)

                                                                                                   STATEMENT OF STOCKHOLDERS' EQUITY
====================================================================================================================================
                                                        PERIOD FROM SEPTEMBER 15, 1998 (DATE OF INCORPORATION) TO SEPTEMBER 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 DEFICIT
                                                         COMMON STOCK                          ACCUMULATED
                                                      -----------------  ADDITIONAL             DURING THE      TOTAL
                                                        NUMBER     PAR     PAID-IN   TREASURY  DEVELOPMENT  STOCKHOLDERS'    PRICE
                                               DATE   OF SHARES   VALUE    CAPITAL     STOCK      STAGE        EQUITY      PER SHARE
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
 upon distribution from United
 Network Technologies, Inc. ..............   9/29/98  2,230,000  $2,230   $390,810      --          --        $ 393,040      $.176

Net loss .................................                --       --        --         --      $ (74,358)      (74,358)       --

------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998 .............            2,230,000   2,230    390,810      --        (74,358)      318,682        --

Issuance of common stock .................   4/07/99  1,100,000   1,100     98,900      --          --          100,000       .091

Negative equity of
 deconsolidated subsidiary ...............                --       --       43,093      --          --           43,093        --

Net loss .................................                --       --        --         --       (217,045)     (217,045)       --

------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                          3,330,000   3,330    532,803      --       (291,403)      244,730        --

Issuance of warrant in connection
 with long-term debt ......................               --       --       20,000      --          --           20,000        --

Net loss ..................................               --       --        --         --       (249,625)     (249,625)       --

------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000 ..............           3,330,000   3,330    552,803      --       (541,028)       15,105        --

Issuance of common stock for
  services rendered .......................  6/21/01     45,000      45      4,455      --          --            4,500        .10

Issuance of warrant in
 connection with long-term debt ...........               --       --        5,000      --          --            5,000        --

Receipt of treasury stock in
  settlement of prior obligation ..........  9/20/01    (10,000)   --        --       (1,000)       --           (1,000)       --

Net loss ..................................               --       --        --         --        (58,049)      (58,049)       --

------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001 (unaudited)..           3,365,000  $3,375   $562,258   $(1,000)   $(599,077)    $ (34,444)       --
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


                                                                              UNITED NETWORK MARKETING SERVICES, INC.
                                                                                        (A DEVELOPMENT STAGE COMPANY)

                                                                                              STATEMENT OF CASH FLOWS
=====================================================================================================================
                                                                                                          PERIOD FROM
                                                                                                        SEPTEMBER 15,
                                                                                                        1998 (DATE OF
                                                                   NINE MONTHS       NINE MONTHS    INCORPORATION) TO
                                                                ENDED SEPT 30,    ENDED SEPT 30,        SEPTEMBER 30,
                                                                          2001              2000                 2001
---------------------------------------------------------------------------------------------------------------------
                                                                   (unaudited)        (unaudited)         (unaudited)
Cash flows from operating activities
  Net loss ..................................................        $ (58,049)        $(172,777)           $(599,077)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation ............................................            1,511             1,787                8,394
    Common stock issued for services ........................            4,500              --                  4,500
    Amortization of debt discount ...........................           12,499              --                 13,610
    Gain on sale of investment ..............................          (10,310)             --                (10,310)
    Impairment loss on investment ...........................             --                --                 29,999
    Uncollectible note receivable ...........................             --                --                 30,000
    Recovery of bad debt ....................................          (23,500)             --                (23,500)
    Equity in loss on investments ...........................             --              86,676              133,116
    Changes in operating assets and liabilities:
      Decrease in other current assets ......................               10             1,500                1,061
      Decrease in accounts payable and
       accrued expenses .....................................          (27,104)             (529)             (21,015)

---------------------------------------------------------------------------------------------------------------------
          NET CASH USED IN OPERATING ACTIVITIES .............         (100,443)          (83,343)            (433,222)
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Increase in note receivable ...............................          (19,450)             --                (27,450)
  Purchase of investments ...................................             --                --               (197,000)
  Proceeds from sale of investment ..........................           35,310              --                 35,310

---------------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           15,860              --               (189,140)
---------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from sale of common stock ........................             --                --                100,000
  Negative equity of deconsolidated subsidiary ..............             --                --                 43,093
  Proceeds from long-term debt and warrants .................           25,000              --                125,000
  Cash received upon distribution from
    United Network Technologies, Inc. .......................             --                --                395,273

---------------------------------------------------------------------------------------------------------------------
          CASH PROVIDED BY FINANCING ACTIVITIES .............           25,000              --                663,366
---------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash .............................          (59,583)          (83,343)              41,004
Cash at beginning of period .................................          100,587           108,355                 --

---------------------------------------------------------------------------------------------------------------------
Cash at end of period .......................................        $  41,004         $  25,012            $  41,004
=====================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for income taxes ..............        $    --           $   1,432            $   4,273
  Cash paid during the period for interest ..................        $   6,455         $    --              $   6,455
=====================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

  Net liabilities over assets upon distribution from
   United Network Technologies, Inc. ........................        $    --           $    --              $   2,233
  Warrant issued with long-term debt ........................        $   5,000         $    --              $  25,000
  Common stock issued for services ..........................        $   4,500         $    --              $   4,500
  Receipt of common stock in settlement of prior obligation..        $  23,500         $    --              $  23,500
=====================================================================================================================
                                                                                    See Notes to Financial Statements




                                                               UNITED NETWORK MARKETING SERVICES, INC.
                                                                         (A DEVELOPMENT STAGE COMPANY)

                                                                         NOTES TO FINANCIAL STATEMENTS
==========================================================================================================

1.    BUSINESS AND BASIS OF     United Network Marketing Services, Inc. (a development stage company) (the
      PRESENTATION:             "Company" or "UNMS") was formed on September 15, 1998 under the laws of the state of Delaware. The Company has been in the development stage since its inception.

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

                                Our results from operations for the interim period are not indicative of the results expected for the full fiscal year or any future period and should be read in conjunction with our audited financial statements as of December 31,
                                2000 and for the year then ended, and the notes thereto, in UNMS's 10-KSB for the year ended December 31, 2000.


2.    EARNINGS PER              Basic earnings per share ("EPS") is computed as net earnings divided by the
      SHARE:                    weighted-average number of common shares outstanding for the period. Diluted
                                EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock rewards, warrants and other convertible securities. Potential common shares issuable have not been included in the computation of diluted loss per share since the effect would be antidilutive. There were no dilutive securities outstanding during the three months ended September 30, 2001.

3.    RECOVERY OF BAD DEBT:     During September, 2001 the Company received 10,000 shares of common stock of
                                UNMS, valued at $0.10 per share, and 90,000 shares of common stock of
                                TruYou.com Inc., valued at $0.25 per share in full satisfaction of a note receivable from a former consultant and officer of the Company. This note was previously written off by the Company and therefore this settlement was recorded as income during the quarter ended September 30, 2001.


4.    SHORT-TERM DEBT:          The Company has notes payable in the amount of $125,000 payable to related entities. The notes bear interest at 11% and are due May 31, 2002. The Company also issued warrants to purchase 1,250,000 shares of the Company's common stock at $.10 per share in connection with these notes. The value assigned to the warrants, amounting to $25,000, represents a debt discount and is being amortized over the term of the note.


5.    INCOME TAXES:             The Company has a net operating loss carryforward of approximately $400,000 at
                                September 30, 2001 available to offset future taxable income expiring at various dates through the year 2021.

                                The Company recorded a deferred income tax asset to reflect the effect of net operating loss carryforwards and temporary differences aggregating approximately $132,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a 100% valuation allowance against this deferred income tax asset at September
                                30, 2001.

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

     In July 1999, we purchased 100,000 shares of TrueYou stock, which represented less than a 3% interest, for $150,000. During the past two years, TrueYou.com Inc. ("TrueYou") has engaged principally in start-up activities, including development of a business plan, raising capital to finance operations, hiring of key employees, acquisition and development of Best Steps, and creation of website and related content. TrueYou completed its website and commenced initial sales and marketing efforts during 2000. Such efforts had limited success and resulted in total revenues of only approximately $27,000 during the year ended December 31, 2000. Alan Gelband, one of our directors and the controlling shareholder of the Company, is the founder, Chairman, Chief Executive officer and a principal shareholder of TrueYou. We sold our 100,000 shares of TrueYou stock (which represented approximately a 2% interest at the time of sale) in February 2001 to a non-affiliated third party in an arms-length transaction for $25,000. On September 20, 2001 we acquired 90,000 shares of TrueYou stock (as well as 10,000 shares of stock of our company) from one of our former officers in settlement of a dispute with such officer.

     As of September 30, 2001, we had a cash balance of approximately $41,000. In November 2000, we received subscriptions from two of our principals (through pension plans) to purchase 11% Promissory Notes of the Company in the aggregate principal amount of $125,000 and warrants to purchase an aggregate of 1,250,000 shares of Common Stock. The Notes are due and payable on May 31, 2002. The warrants have a five-year term, have an exercise price of $.10 per share and have "cashless" exercise features. Subscriptions for the notes and warrants were paid in December 2000 ($100,000) and January 2001 ($25,000). Based on such proceeds and other cash resources, we believe we could maintain our operations as currently conducted and satisfy our cash requirements for only about eight months. We have not generated any income from operations since inception and we do not anticipate any revenues until the successful implementation of our business plan. Therefore, we will be required to raise additional funds in the near future in order to meet our cash requirements for operations. During the next several months, we will consider raising additional funds through equity or debt offerings. If successful in raising funds, we will endeavor to expand the marketing and product service offerings of Access NewAge and/or develop or acquire additional business operations, including new websites offering consumer products and services. This will likely require the hiring of one to three full time employees, depending on the scope of our operations. We do not anticipate performing significant product research and development or purchasing plant or significant equipment during the next twelve months.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no submission of matters to a vote of security holders during the three months ended September 30, 2001.

ITEM 5. OTHER INFORMATION

          Not Applicable

ITEM 6.

          (a) Exhibits - none.

          (b) Reports on Form 8-K - none.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNITED NETWORK MARKETING SERVICES, INC.



Dated:  November 9, 2001              By: /s/ KENNETH LEVY
                                          --------------------------------
                                              Kenneth Levy, President
                                              (Principal executive officer
                                              and principal financial