Form 10KSB
period 2001-12-31
UNITED NETWORK MARKETING SERVICES INC
filed 2002-03-25
CIK 1128008

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

           (Mark One)

               /X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

                                       OR

               / /  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-32007

                     UNITED NETWORK MARKETING SERVICES, INC.
            --------------------------------------------------------
           (Name of Small Business Issuer as specified in Its Charter)

           DELAWARE                                         13-4024018
-------------------------------                        ----------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

575 MADISON AVENUE, NEW YORK, NEW YORK                         10022
----------------------------------------               ----------------------
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area Code: (212)-688-2808
                                                    --------------

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

       YES    /X/      NO    / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB / /.

Issuer's revenues for its most recent fiscal year.   -0-
                                                    -----

There is no established trading market for the registrant's common stock, the only outstanding class of the registrant's common equity. In addition, no common stock has been sold by the registrant since April 1999 other than 45,000 shares issued in June 2001 for services rendered valued at $4,500. The Company's Board of Directors estimates the current market value of the common stock to be approximately $.10 per share based upon said June 2001 issuance and its own internal valuation, or an aggregate of approximately $125,000 for shares held by non-affiliates.

Number of shares outstanding of registrant's Common Stock as of
March 22, 2002: 3,365,000.
                ---------

The following documents are incorporated by reference herein: None.
                                                              ----

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

THE COMPANY

United Network Marketing Services, Inc. (sometimes referred to as "we," "UNMS" or the "Company") is a development stage company with minimal operations since inception in September 1998.

We have significant immediate cash requirements related to our working capital needs. If we are unable to obtain financing either from a public or private offering of our securities, a strategic joint venture or partnership, or otherwise, we will be unable to expand our operations. This would have a material adverse effect on us. If we raise additional funds by issuing equity or convertible debt securities, such securities may have rights, preferences or privileges senior to those of our existing stockholders and the percentage ownership of our stockholders will be diluted. We can give no assurance that additional financing will be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited.

We currently own a fifty percent (50%) interest in AccessNewAge Corporation ("AccessNewAge"), which owns and operates an Internet website that was launched in April 1996. The website, , offers a large selection of "New Age" information, products and services - most of which are holistic, esoteric, spiritual, metaphysical and/or philosophical in character. We currently have no operations or material business interests independent of AccessNewAge. However, we are considering strategic alliances and the acquisition of complementary businesses, websites, technologies, content or products.

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

In April 1999, we distributed to our shareholders as a dividend all of the TrueYou shares owned by us. TrueYou currently develops and sells training and professional self-help programs known as BEST STEPS through its website, BEST STEPS are three-minute text and audio modules that are educational and motivational, providing information written and narrated by best-selling authors. They are designed to make participants more effective in various "communities," including success, business, selling, communications, relationships, health and fitness and serenity.

In May 1999, we acquired a 50% ownership interest in AccessNewAge at a cost of $17,000 and loaned AccessNewAge the sum of $8,000. The loan bears interest at the rate of 8% per annum and is payable in full on May 15, 2002. We currently have no operations or material business interests independent of AccessNewAge.

In July 1999, we purchased 100,000 shares of TrueYou, which represented less than a 3% interest, for $150,000. During the past two years, TrueYou has engaged principally in start-up activities, including development of a business plan, raising capital to finance operations, hiring of key employees, acquisition and development of BEST STEPS, and creation of website and related content. TrueYou completed its website and commenced initial sales and marketing efforts during 2000. Such efforts had limited success and resulted in total revenues of only approximately $49,000 and $27,000 during the years ended December 31, 2001 and December 31, 2000, respectively. Alan Gelband, one of our directors and the controlling shareholder of the Company, is the founder, Chairman, Chief Executive officer and a principal shareholder of TrueYou. We sold our 100,000 shares of TrueYou (which represented approximately a 2% interest at the time of sale) in February 2001 to a non-affiliated third party in an arms-length transaction for $25,000.

In September 2001, we accepted 90,000 shares of TrueYou and 10,000 shares of UNMS from Daren Tolz, a former officer and director of UNMS, in settlement of a dispute. In consideration for such shares, we agreed that a certain nonrecourse promissory note payable by Mr. Tolz to UNMS was deemed satisfied in full.

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

AccessNewAge.com was initially launched in April 1996. However, there are currently no on-line links and limited sources of advertising designed to promote the site and product sales. As a result, revenues of AccessNewAge have been limited (approximately $45,340 and $29,000 during 2001 and 2000, respectively) and insufficient to generate cash flow distributable to UNMS. AccessNewAge had net income of approximately $7,660 in fiscal 2001 and a net loss of approximately $1,225 in 2000. We are consulting with management of AccessNewAge to develop an advertising and marketing strategy designed to increase visits to the site, purchases of products, and thereby revenues and profitability. There can be no assurance that we will be successful in developing or implementing such a strategy or that AccessNewAge will otherwise succeed in increasing revenues.

AccessNewAge does not maintain any inventory of products offered on its website. Product orders are processed by AccessNewAge and then sent to the product manufacturer/supplier for order fulfillment.

EMPLOYEES

As of March 22, 2002, we had no full-time employees and one part-time employee, Kenneth Levy, who is our President and Chief Executive Officer. Mr. Levy devotes approximately one-third of his working time to the Company.

LEGAL PROCEEDINGS

There are no legal proceedings pending or, to our knowledge, threatened against us.

                                  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

DEVELOPMENT STAGE COMPANY

Since our incorporation in September 1998, our operating activities have consisted primarily of start-up activities, raising start-up capital and co-developing start-up web-based businesses. In May 1999, we acquired a 50% ownership interest in AccessNewAge. Through December 31, 2001, AccessNewAge has had limited revenues from product sales and advertising, and UNMS has had no revenues to date from AccessNewAge. During the years ended December 31, 2001 and 2000, AccessNewAge generated gross revenues of only approximately $45,340 and $29,000, respectively. We have no basis to believe that there will be any material increase in revenues of AccessNewAge in the future based on its current operations. Therefore, it is unlikely that we will derive any revenues from the operations of AccessNewAge in the foreseeable future. Moreover, there can be no assurance that our operations will generate any revenues from other sources or that we will ever generate sufficient revenues to achieve profitability.

We currently own a small minority interest (approximately 1.9%) in TrueYou, a private company that develops and sells training and professional self-help programs. TrueYou generated revenues from operations of approximately $49,700 and $27,000 during the years ended December 31, 2001 and 2000, respectively, and operated at a net loss. We purchased our original interest in July 1999 for $150,000 and sold it in February 2001 for $25,000, representing a $125,000 loss. In September 2001 we accepted 90,000 shares of TrueYou from a former officer and director of UNMS as part of a settlement agreement. See "Description of Business History."

In September 1999, we co-founded and acquired a 50% interest in MHP with a $30,000 investment. MHP was created to develop web-based medical and health information services. MHP discontinued its operations in December 1999, prior to engaging in any active operations, due to our adverse assessment of MHP's proposed business.

We have only a limited operating history upon which an evaluation of our prospects can be based. Our current and proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by companies in an early stage of development, particularly companies engaged in new and rapidly evolving markets, such as an Internet-based business. We can give no assurance that we will be able to successfully develop internet technology and content or grow the AccessNewAge business.

HISTORY OF LOSSES; LACK OF REVENUE

During the years ended December 31, 1999, 2000 and 2001, we had no revenues and our operating expenses have resulted in losses of $217,045, $249,625, and $72,446, respectively. We expect to incur additional operating losses and to experience continued negative cash flow from operations for the foreseeable future. We can give no assurance that we can achieve, sustain or increase revenues or profitability in the future.

LACK OF MARKETING EXPERIENCE

We are a development stage enterprise and have only limited marketing experience. The transition from a start-up operation to an enterprise capable of effectively marketing a website based business requires additional management, technical personnel, capital and other resources. Failure to meet marketing standards could prevent or delay the effective commercialization of our sites and products, even if successfully developed by us. There can be no assurance that we or our business partners will be able to effectively market our products and services.

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

DEPENDANCE ON THE DEVELOPMENT OF THE INTERNET AND THE AVAILABILITY OF INCREASED BANDWIDTH TO CONSUMERS

The success of our business will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products such as high speed modems, for providing reliable Internet access and services. Because global commerce on the Internet and the online exchange of information is new and evolving, we cannot predict whether the Internet will prove to be a viable commercial marketplace in the long term. The success of our business will rely on the continued improvement of the Internet as a convenient means of consumer interaction and commerce, as well as an efficient medium for the delivery and distribution of consumer products such as those offered by AccessNewAge. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users, increased frequency of use and increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, increased users or bandwidth requirements may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the level of traffic, and could result in the Internet becoming an inconvenient or uneconomical source of commerce. The infrastructure and complementary products or services necessary to make the Internet a viable commercial marketplace for the long term may not be developed successfully or in a timely manner. Even if these products or services are developed, the Internet may not become a viable commercial marketplace for the products or services that we or our business partners offer.

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

RISKS RELATED TO SALES, MARKETING AND COMPETITION

DIFFICULTIES ASSOCIATED WITH BRAND DEVELOPMENT

We believe that the importance of brand recognition will increase in the future as the number of websites providing products and services increases. There are many distributors of "New Age" related products and other products we may become associated with, both online and traditional, who enjoy customer brand recognition and compete with us in the digital distribution and mail order markets. Many of these distributors have superior financial strength and resources. We believe that establishing and increasing awareness of brand names -- such as "AccessNewAge" -- is a critical aspect of our efforts to continue to attract customers and content providers. We may need to invest heavily in brand development in order to establish a market presence. We can give no assurances that our efforts to build brand awareness will be successful or that we will have sufficient financing to pursue brand development successfully.

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

The e-commerce market is new and rapidly evolving and competition among e-commerce merchants is expected to increase significantly. We are relying on e-commerce partners such as AccessNewAge to generate e-commerce revenues. Our ability to generate revenues from any of its present or future e-commerce partners may be adversely affected by competition between any such partner and other Internet retailers.

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

RISKS RELATED TO OPERATIONS

NEED TO ENHANCE AND DEVELOP ACCESSNEWAGE.COM TO REMAIN COMPETITIVE

To remain competitive, AccessNewAge must enhance and improve the responsiveness, functionality and features of AccessNewAge.com and expand its offering of products and services. Enhancements of or improvements to the website may contain undetected programming errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of our brand name recognition.

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

DEPENDENCE ON KEY PERSONNEL

Our success is dependent, in part, upon key management personnel. In particular, we are highly dependent upon Kenneth Levy, our President and Chief Executive Officer. Mr. Levy is primarily responsible for our day-to-day strategic planning and financing arrangements. Until March 1, 2001, Mr. Levy worked for us on a limited basis, with no compensation. He engaged in other projects unrelated to the Company which required significant time commitments. Thereafter through December 31, 2001, Mr. Levy devoted approximately two-thirds of his work time to us under an agreement that expired on February 28, 2002. Due to our limited capital, the agreement was amended as of January 1, 2002 to reduce Mr. Levy's work time and compensation. He currently devotes approximately one-third of his work time to us. The loss of his services could have a material adverse effect on us.

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

FINANCIAL RISKS

SIGNIFICANT NEED FOR CASH; POSSIBLE LACK OF SUFFICIENT FUNDS

We have significant immediate cash requirements related to our working capital needs. If we are unable to obtain financing either from a public or private offering of our securities, a strategic joint venture or partnership, or otherwise, we will be unable to expand our operations. This would have a material adverse effect on us. If we raise additional funds by issuing equity or convertible debt securities, such securities may have rights, preferences or privileges senior to those of our existing stockholders and the percentage ownership of our stockholders will be diluted. We can give no assurance that additional financing will be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited.

CONTROL BY PRINCIPAL STOCKHOLDERS

Mr. Alan Gelband, one of our directors, beneficially owns over [61.0%] of our issued and outstanding Common Stock and, therefore, may be able to influence or control the outcome of substantially all actions requiring stockholder approval, including the election of the entire Board of Directors, and the outcome of any stockholder votes concerning a merger, asset sale, or other major corporate transaction affecting us. Such control could also have the effect of delaying, deterring, or preventing an unsolicited takeover of the Company. In addition, Mr. Gelband (through a pension plan) holds a warrant to purchase an additional 1,000,000 shares of our Common Stock which upon exercise would substantially increase his beneficial ownership of Common Stock.

NO CASH DIVIDENDS

We have never paid any cash dividends on our Common Stock and it is unlikely that we will have sufficient profits to pay cash dividends in the foreseeable future.

NO PUBLIC MARKET; LACK OF LIQUIDITY

There is only a very limited public market for our Common Stock and there can be no assurance that an active public market will ever develop, or that if developed, it will be sustained. In addition, even if an active public market for the Common Stock is developed, the market prices of securities of technology companies, particularly Internet-related companies, have been extremely volatile, and have experienced fluctuations that have often been unrelated to or disproportionate to the operating performance of such companies. Moreover, factors such as announcements by us of quarterly variations in our financial results and changes in general market conditions, among other things, could cause the market price of our shares to fluctuate significantly. In recent years, the stock market has experienced significant price and volume fluctuations.

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

PENNY STOCK REGULATION

The Commission recently adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Since our stock trades at less than $5.00, it is subject to the penny stock rules. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Since our stock is subject to the penny stock rules, stockholders may find it more difficult to sell their shares of Common Stock.

FORWARD LOOKING STATEMENTS

This Report contains certain forward-looking statements concerning our business strategies, operations, economic performance and financial conditions. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Consequently, actual results will vary from the statements contained herein and such variance may be, and is likely to be, material. Prospective investors should not place undue reliance on this information. In addition, we undertake no obligation to update forward looking statements even if our goals, strategies and expectations change from time to time.

ITEM 2.  DESCRIPTION OF PROPERTY

As of January 1, 2002, our principal office space is provided by one of our directors, Alan Gelband. It is located at 575 Madison Avenue, New York, New York. Our President, Ken Levy, uses his home for most of his business activities related to UNMS and does not charge any rent to UNMS. During 2001, we paid an aggregate of $9,600 for rent pursuant to an agreement with TrueYou under which TrueYou provided office space and computer equipment and permitted us to use TrueYou's telephone system, photocopy and facsimile machines and printers. This agreement expired on December 31, 2001. We do not own or lease any other real property. We had no rent expense during the years ended December 31, 1999 and 2000. During that period, the Company operated its day-to-day business principally through consultants and thereby had nominal space requirements. Administrative services were provided by TrueYou, which was paid a fee of $32,000 during the fiscal year ended December 31, 2000 under an informal oral arrangement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A
         VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

In July 2001, shares of our Common Stock commenced trading on the OTC Bulletin Board under the symbol UMKG. However, trading is extremely sporadic and there is currently virtually no public trading market for our Common Stock.

The following table sets forth, for the period indicated, the high and low bid prices for our shares of Common Stock from July 25, 2001 through December 31, 2001 as reported by NASDAQ Pink Sheet Library:

                                                          High Bid   Low Bid
                                                          --------   -------
Year Ended December 31, 2001
         Third Quarter                                      $.12      $.10
         Fourth Quarter                                     $.12      $.12

Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of January 31, 2002, we had 3,365,000 shares of Common Stock issued and outstanding and approximately 287 holders of record of our shares of Common Stock. In addition, we have outstanding (i) options to purchase an aggregate of 250,000 shares of Common Stock with an exercise price of $.10 per share (ii) 11% promissory Notes in the principal amount of $125,000, and (iii) warrants exercisable for 1,250,000 shares of Common Stock with an exercise price of $.10 per share.

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

ITEM 6.  PLAN OF OPERATION

As of December 31, 2001, we had a cash balance of approximately $32,964. In November 2000, we received subscriptions from two of our principals (through pension plans) to purchase 11% Promissory Notes of the Company in the aggregate principal amount of $125,000 and warrants to purchase an aggregate of 1,250,000 shares of Common Stock. The Notes are due and payable on May 31, 2002. The warrants have a five-year term, have an exercise price of $.10 per share and have "cashless" exercise features. Subscriptions for the notes and warrants were paid in December 2000 ($100,000) and January 2001 ($25,000). Based on our current cash position and funding commitments of management, we believe we could maintain our operations as currently conducted and satisfy our cash requirements for the next twelve (12) months. However, in order to expand our operations we will be required to raise additional funds in the near future through equity or debt offerings or otherwise. If successful in raising funds, we will endeavor to expand the marketing and product service offerings of AccessNewAge and/or develop or acquire additional business operations, including new websites offering consumer products and services. This will likely require the hiring of one to three full time employees, depending on the scope of our operations. We do not anticipate performing significant product research and development or purchasing plant or significant equipment during the next twelve months.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS
         WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS,
         PROMOTERS AND CONTROL PERSONS.
         COMPLIANCE WITH SECTION 16(A)
         OF THE EXCHANGE ACT.

         NAME                             AGE        POSITION WITH THE COMPANY
         ----                             ---        -------------------------

         Kenneth Levy                     55         President and Director
         Alan Gelband                     57         Director

Kenneth Levy has served as our President since January 2000. Since that date he has also served as Executive Vice President of TrueYou.com Inc., an internet-based provider of professional and personal growth programs. From March 1996 to January 2000 he served as Senior Managing Director of Janssen/Meyers Associates, an investment banking and brokerage firm. From October 1994 to March 1996, Mr. Levy served as President of Marshall, Alexander and Marshall, an investment banking firm. Mr. Levy serves as Director of Orlando Predator Entertainment Corporation (NASDAQ Small Cap), an owner of a number of Arena Football League and AF2 teams.

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

SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                                          ---------------------------------------------------------------
NAME AND PRINCIPAL POSITION      FISCAL    SALARY ($)     BONUS ($)      SECURITIES UNDERLYING OPTIONS/
                                  YEAR                                              SARS (#)
---------------------------------------------------------------------------------------------------------
KENNETH LEVY                      2001       20,000          -0-                      -0-
  PRESIDENT                       2000        -0-            -0-                    250,000

During 2000, we paid Mr. Gelband, one of our directors, consulting fees of approximately $55,000 through Alan Gelband & Company, a consulting company that is wholly-owned by Mr. Gelband. He has been paid in full. The services were provided under an oral arrangement. Mr. Gelband is not currently providing us with any consulting services. During 1999, we paid Mr. Gelband (through his consulting company) consulting fees of approximately $35,000.

Mr. Levy commenced his employment with us on November 1, 2000 and works on a part-time basis. On November 1, 2000, Mr. Levy was granted an option to purchase 250,000 shares. The options have a five year term and an exercise price of $.10 per share. The options are currently fully exercisable. From January 1, 2000 through February 28, 2001, Mr. Levy devoted a substantial majority of his working time to TrueYou. Prior to March 1, 2001, we did not pay any cash compensation to Mr. Levy.

From March 1, 2001 through December 31, 2001, Mr. Levy devoted approximately two-thirds of his working time to the Company pursuant to a written agreement. Under the agreement, Mr. Levy served as our President and was paid a salary of $2,000 per month. The agreement had a one-year term expiring February 28, 2002. Due to our limited capital, the agreement was amended as of January 1, 2002 to reduce his work time to approximately one-third and his compensation to $1,000 per month.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our Common Stock as of January 31, 2001 by (i) each person known by us to be the beneficial owner of more than five percent of our outstanding Common Stock, (ii) each of our directors, (iii) our Chief Executive Officer (our sole officer), and
(iv) all of our officers and directors as a group. We believe that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. On January 31, 2001, the Company had 3,365,000 shares issued and outstanding.

Name and Address of                              Number of         Percent of
 Beneficial Owner                                 Shares             Class
--------------------------------------------------------------------------------
Alan Gelband                                    3,050,100(1)          69.9%
575 Madison Ave.
New York, NY 10022

Kenneth Levy                                      512,000(2)          13.3%
575 Madison Avenue
New York, NY 10022

All directors and officers as a group           3,562,100(1)(2)       73.2%
(2 persons)

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

(2) Includes (i) 2,000 shares owned by Mr. Levy's children, (ii) 10,000 shares owned by pension plans of Mr. Levy and his wife, and (iii) 250,000 shares issuable upon exercise of options held by Mr. Levy that are currently exercisable. Also includes 250,000 shares issuable upon exercise of warrants owned by a pension plan of which Mr. Levy is the beneficiary.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Gelband, a founder, director and controlling stockholder of the Company, is the founder, Chairman, Chief Executive Officer and a principal stockholder of TrueYou.com Inc. ("TrueYou"). He currently owns approximately 41% of the issued and outstanding common stock of TrueYou. Until February 2001, we owned less than a 3% interest in TrueYou. See "Part I, Item 1 - Description of Business - the Company." During the fiscal year ended December 31, 2000, TrueYou paid Mr. Gelband compensation of $120,000, of which approximately $90,000 was accrued and unpaid.

In April 1999, Mr. Gelband purchased 1,100,000 shares of our stock for $100,000. He currently owns an approximately 60.9% stock interest in UNMS (69.9% giving effect to shares issuable upon exercise of warrants held by Mr. Gelband). See "Part III, Item 11 - Security Ownership of Certain Beneficial owners and Management." During the fiscal years ended December 31, 1999 and 2000, we paid Mr. Gelband (through Alan Gelband & Company, a consulting company that is wholly-owned by Mr. Gelband) consulting fees of approximately $35,000 and $55,000, respectively, of which approximately $20,000 (attributable to 2000) was accrued and unpaid.

Mr. Levy, President and a director of the Company serves as Executive Vice President of TrueYou, where he has been employed since January 1,

2000. During the fiscal year ended December 31, 2000, TrueYou paid Mr. Levy compensation of $120,000 and issued him options to purchase 100,000 shares of TrueYou stock. Those options have expired.

Mr. Levy was Vice President, Secretary and a director, and Mr. Gelband was Vice President, Treasurer and a director, of MyHealthPower.com Inc. ("MHP") from formation in September 1999 through December 1999 at which time MHP discontinued its operations. Neither Mr. Levy nor Mr. Gelband has served at any time as an officer or director of AccessNewAge. [HOWEVER, IT IS CONTEMPLATED THAT MESSRS. LEVY AND GELBAND WILL BECOME DIRECTORS OF ACCESSNEWAGE IN OR ABOUT JUNE 2001??]

See "Part II, Item 6 - Plan of Operation" for a description of our promissory notes and warrants purchased by Messrs. Gelband and Levy (through pension plans). The notes, which are in the aggregate principal amount of $125,000 and bear interest at the rate of 11% per annum, are due and payable in May 2002.

During the fiscal year ended December 31, 2000, we paid TrueYou a facility management fee of approximately $32,000. In consideration for the fee, TrueYou provided general administrative services. The services were provided under an informal oral arrangement. From January 1, 2001 through December 31, 2001, the Company paid TrueYou an aggregate of $9,600 pursuant to an agreement under which TrueYou provided office space and computer equipment and permits us to use TrueYou's telephone system, photocopy and facsimile machines and printers.

                INSERT RE FUNDING COMMITMENT OF GELBAND AND LEVY

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibit

No.      Description
-----    -----------

3. (a) Certificate of Incorporation. Incorporated by reference to Exhibit 2(a) of Registrant's Registration Statement on Form 10-SB, File No. 0-32007.

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

   (h) Stock Purchase Agreement between Registrant and AccessNewAge Corporation. Incorporated by reference to Exhibit 6(h) of Registrant's Registration Statement on Form 10-SB, File No. 0-32007.

(b)      Reports on Form 8-K: None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNITED NETWORK MARKETING SERVICES, INC.


Dated: March 22, 2002                   By: /s/ Kenneth Levy
                                           -------------------------------------
                                           Kenneth Levy, President (Principal
                                           Executive Officer, Principal
                                           Financial Officer and Principal
                                           Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons son behalf of the registrant and in the capacities and on the dates indicated.


/s/ Kenneth Levy                                 Date: March 22, 2002
-----------------------------------
Kenneth Levy, a Director
and President


/s/ Alan Gelband                                 Date: March 22, 2002
-----------------------------------
Alan Gelband, a Director

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)


                                                   INDEX TO FINANCIAL STATEMENTS
================================================================================









INDEPENDENT AUDITOR'S REPORT                                          F-1


FINANCIAL STATEMENTS:

   Balance Sheet                                                      F-2
   Statement of Operations                                            F-3
   Statement of Stockholders' Equity (Deficiency)                     F-4
   Statement of Cash Flows                                            F-5
   Notes to Financial Statements                                   F-6 - F-11

INDEPENDENT AUDITOR'S REPORT




To the Stockholders of
United Network Marketing Services, Inc.


We have audited the accompanying balance sheets of United Network Marketing Services, Inc. (a development stage company) as of December 31, 2000 and 2001, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended and the cumulative amounts for the period from September 15, 1998 (date of incorporation) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Network Marketing Services, Inc. (a development stage company) as of December 31, 2000 and 2001 and the results of its operations and its cash flows for the years then ended and the cumulative amounts for the period from September 15, 1998 (date of incorporation) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




GOLDSTEIN GOLUB KESSLER LLP
New York, NY

February 23, 2002


                                                                            UNITED NETWORK MARKETING SERVICES, INC.
                                                                                      (A DEVELOPMENT STAGE COMPANY)

                                                                                                     BALANCE SHEET
==================================================================================================================

DECEMBER 31,                                                                          2000               2001
------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                        $ 100,587          $  32,964
  Other current assets                                                                    65               -
  Notes receivable - related party                                                      -                 8,000

------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                           100,652             40,964

Property and Equipment - net                                                           2,818                804

Investments                                                                           33,885             25,528

Notes Receivable - related parties                                                     8,000             18,200

Deferred Income Tax Asset                                                               -                  -
------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                 $ 145,355          $  85,496
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable and accrued expenses                                            $  49,139          $  16,456
  Notes payable - related parties                                                       -               117,881

------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                       49,139            134,337

Note Payable - related party                                                          81,111               -

------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                              130,250            134,337
------------------------------------------------------------------------------------------------------------------

Commitments

Stockholders' Equity (Deficiency):
  Preferred stock - $.001 par value; authorized 1,000,000 shares;
   none issued
  Common stock - $.001 par value; authorized 20,000,000 shares;
   issued 3,330,000 and 3,365,000 shares, respectively                                 3,330              3,365
  Additional paid-in-capital                                                         552,803            561,268
  Deficit accumulated during the development stage                                  (541,028)          (613,474)
------------------------------------------------------------------------------------------------------------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                         15,105            (48,841)
------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                      $ 145,355          $  85,496
==================================================================================================================

                                                                                 See Notes to Financial Statements

                                                                            UNITED NETWORK MARKETING SERVICES, INC.
                                                                                      (A DEVELOPMENT STAGE COMPANY)

                                                                                           STATEMENT OF OPERATIONS
==================================================================================================================

                                                                                                       PERIOD FROM
                                                                                                     SEPTEMBER 15,
                                                                                                     1998 (DATE OF
                                                          YEAR ENDED                YEAR ENDED   INCORPORATION) TO
                                                         DECEMBER 31,              DECEMBER 31,       DECEMBER 31,
                                                                2000                      2001                2001
------------------------------------------------------------------------------------------------------------------
General and administrative expenses:
  Salaries                                                       -                     $ 20,000         $   20,000
  Consulting fees                                           $  52,065                    10,000            208,731
  Write-off of note receivable from consultant                   -                         -                30,000
  Recovery of bad debt                                           -                      (23,500)           (23,500)
  Professional fees                                            44,497                    50,710            159,517
  Depreciation                                                  2,384                     2,014              8,897
  Stock transfer expense                                        2,791                     8,698             14,666
  Facility management                                          31,732                     9,600             42,832
  Taxes                                                         2,110                     1,779              6,732
  Interest and amortization of discount on debt                 2,028                    29,183             31,211
  Office expenses                                                -                          618              2,602
  Advertising                                                    -                         -                 1,243
  Miscellaneous                                                  -                         -                 2,433
------------------------------------------------------------------------------------------------------------------

Total general and administrative expenses                     137,607                   109,102            505,364

Interest and dividend income                                    4,164                     4,417             22,766

Gain on sale of stock                                            -                       38,096             38,096

Equity in loss of investments                                (116,182)                   (5,857)          (138,973)

Impairment loss on investment                                    -                         -               (29,999)

------------------------------------------------------------------------------------------------------------------
Net loss                                                    $(249,625)                 $(72,446)         $(613,474)
==================================================================================================================

Basic and diluted loss per common share                     $   (0.07)                 $  (0.02)
==================================================================================================================

Weighted-average number of common
 shares outstanding                                         3,330,000                 3,350,972
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

PERIOD FROM SEPTEMBER 15, 1998 (DATE OF INCORPORATION) TO DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                DEFICIT
                                                 COMMON STOCK                                 ACCUMULATED        TOTAL
                                             --------------------    ADDITIONAL                DURING THE     STOCKHOLDERS'
                                              NUMBER        PAR       PAID-IN    TREASURY     DEVELOPMENT       EQUITY      PRICE
                                    DATE     OF SHARES     VALUE      CAPITAL      STOCK         STAGE       (DEFICIENCY)  PER SHARE
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
 upon distribution from United
 Network Technologies, Inc.       9/29/98    2,230,000    $2,230     $390,810        -              -         $ 393,040      $.176

Net loss                                          -         -            -           -        $  (74,358)       (74,358)      -
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                 2,230,000     2,230      390,810        -           (74,358)       318,682       -

Issuance of common stock          4/07/99    1,100,000     1,100       98,900        -              -           100,000       .091

Negative equity of
 deconsolidated subsidiary                        -         -          43,093        -              -            43,093       -

Net loss                                          -         -            -           -          (217,045)      (217,045)      -
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                 3,330,000     3,330      532,803        -          (291,403)       244,730       -

Issuance of warrant in
connection with long-term debt                    -         -          20,000        -              -            20,000       -

Net loss                                          -         -            -           -          (249,625)      (249,625)      -
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                 3,330,000     3,330      552,803        -          (541,028)        15,105       -

Issuance of common stock for
 services rendered                6/21/01       45,000        45        4,455        -              -             4,500       .10

Issuance of warrant in
connection with long-term debt                    -         -           5,000        -              -             5,000       -

Receipt of treasury stock in
 settlement of prior obligation   9/20/01      (10,000)     -            -        $(1,000)          -            (1,000)      -

Retirement of treasury stock                      -          (10)        (990)      1,000           -              -          -

Net loss                                          -         -            -           -           (72,446)       (72,446)      -

------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                 3,365,000    $3,365     $561,268  $     -         $(613,474)    $  (48,841)      -
====================================================================================================================================

                                                                                 See Notes to Financial Statements

                                                                                             UNITED NETWORK MARKETING SERVICES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)

                                                                                                             STATEMENT OF CASH FLOWS
====================================================================================================================================

                                                                                                                        PERIOD FROM
                                                                                                                      SEPTEMBER 15,
                                                                                                                      1998 (DATE OF
                                                                              YEAR ENDED          YEAR ENDED      INCORPORATION) TO
                                                                             DECEMBER 31,        DECEMBER 31,           DECEMBER 31,
                                                                                    2000                2001                   2001
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                     $(249,625)         $  (72,446)             $(613,474)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                   2,384               2,014                  8,897
    Common stock issued for services                                                                   4,500                  4,500
    Amortization of debt discount                                                  1,111              16,770                 17,881
    Gain on sale of investments                                                                      (38,096)               (38,096)
    Impairment loss on investment                                                   -                   -                    29,999
    Uncollectible note receivable                                                   -                   -                    30,000
    Recovery of bad debt                                                            -                (23,500)               (23,500)
    Equity in loss of investments                                                116,182               5,857                138,973
    Changes in operating assets and liabilities:
      Decrease in other current assets                                             2,017                  65                  1,116
      Increase (decrease) in accounts payable and accrued expenses                20,163             (32,682)               (26,593)
------------------------------------------------------------------------------------------------------------------------------------
          NET CASH USED IN OPERATING ACTIVITIES                                 (107,768)           (137,518)              (470,297)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Increase in notes receivable                                                      -                (18,200)               (26,200)
  Purchase of investments                                                           -                   -                  (197,000)
  Proceeds from sale of investments                                                 -                 63,095                 63,095
------------------------------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       -                 44,895               (160,105)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from sale of common stock                                                -                   -                   100,000
  Negative equity of deconsolidated subsidiary                                      -                   -                    43,093
  Proceeds from long-term debt and warrants                                      100,000              25,000                125,000
  Cash received upon distribution from United Network Technologies, Inc.            -                   -                   395,273
------------------------------------------------------------------------------------------------------------------------------------
          CASH PROVIDED BY FINANCING ACTIVITIES                                  100,000              25,000                663,366
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              (7,768)            (67,623)                32,964

Cash and cash equivalents at beginning of period                                 108,355             100,587                   -
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                     $ 100,587          $   32,964              $  32,964
====================================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Income taxes                                                               $   1,593          $     -                 $   4,273
====================================================================================================================================
    Interest                                                                   $    -             $   13,330              $  13,330
====================================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

  Net liabilities over assets upon distribution from United Network
    Technologies, Inc.                                                         $    -             $     -                 $   2,233
====================================================================================================================================
  Warrants issued with long-term debt                                          $  20,000          $    5,000              $  25,000
====================================================================================================================================
  Common stock issued for services                                             $    -             $    4,500              $   4,500
====================================================================================================================================
  Receipt of investment and treasury stock in settlement of prior obligation   $    -             $   23,500              $  23,500
====================================================================================================================================

                                                                                 See Notes to Financial Statements

                                                     UNITED NETWORK MARKETING SERVICES, INC.
                                                               (A DEVELOPMENT STAGE COMPANY)

                                                               NOTES TO FINANCIAL STATEMENTS
============================================================================================
1.    FORMATION OF BUSINESS,    United Network Marketing Services, Inc. (a development stage
      PRINCIPAL BUSINESS        company) (the "Company" or "UNMS") was formed on September
      ACTIVITY AND SUMMARY OF   15, 1998 under the laws of the State of Delaware. The
      SIGNIFICANT ACCOUNTING    Company has been in the development stage since its
      POLICIES:                 inception.

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

                                For the period ended December 31, 1998, losses amounting to
                                $27,355 were included in the statement of operations. Losses amounting to $15,738 for the three months ended March 31,
                                1999 are included in the statement of operations for the
                                year ended December 31, 2000. The Company ceased
                                consolidating the accounts of TY on April 9, 1999, effective as of March 31, 1999. The excess of liabilities over assets
                                (negative equity) was reported as a contribution to
                                additional paid-in capital effective April 9, 1999.

                                All intercompany accounts and transactions have been
                                eliminated in consolidation.

                                For purposes of the statement of cash flows, the Company
                                considers all highly liquid instruments purchased with an
                                original maturity of three months or less to be cash
                                equivalents.

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

                                The preparation of financial statements in conformity with accounting principles generally accepted in the United
                                States of America requires the use of estimates by
                                management. Actual results could differ from these
                                estimates.

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

                                                     UNITED NETWORK MARKETING SERVICES, INC.
                                                               (A DEVELOPMENT STAGE COMPANY)

                                                               NOTES TO FINANCIAL STATEMENTS
============================================================================================
                                The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards
                                ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF
                                LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF.
                                The Company periodically evaluates the recoverability of its long-lived assets for any possible impairment of value (see
                                Note 3).

                                The estimated fair value of the notes receivable and notes payable approximates the carrying amount due to the
                                short-term nature of the instruments and rates available to the Company for similar borrowings.

                                Management does not believe that any recently issued, but
                                not yet effective, accounting standards, if currently
                                adopted, would have a material effect on the accompanying
                                financial statements.

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


2.    PROPERTY AND EQUIPMENT:   Property and equipment, at cost, consists of the following:

                                                                                  Estimated
                                                                2000      2001   Useful Life
                                ------------------------------------------------------------

                                Computer equipment             $7,694    $7,694    5 years
                                Furniture and fixtures          2,007     2,007    7 years
                                ------------------------------------------------------------

                                                                9,701     9,701
                                Less accumulated depreciation   6,883     8,897
                                ------------------------------------------------------------
                                                               $2,818    $  804
                                ============================================================

                                                     UNITED NETWORK MARKETING SERVICES, INC.
                                                               (A DEVELOPMENT STAGE COMPANY)

                                                               NOTES TO FINANCIAL STATEMENTS
============================================================================================
3.    INVESTMENTS:              The Company's investments consist of a minority interest in
                                TY,a 50% interest in Access: NewAge Corp. ("ANA") and a 50%
                                interest in My Health Power ("MHP").

                                In July 1999, the Company purchased 100,000 shares of TY at a cost of $150,000. The Company owned less than 3% of TY.
                                However, since the Company has the ability to exercise
                                significant influence over the management and operating
                                policies of TY through its majority stockholder, who also
                                has a significant interest in TY, this investment is being accounted for by the equity method.

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

                                During February 2001, the Company sold its interest in TY
                                for $25,000 to an unrelated party. Accordingly, the Company reflected its investment in TY at $25,000 at December 31,
                                2000 (as described above).

                                During September 2001, the Company received 90,000 shares of common stock of TY, valued at $22,500 as part of a note
                                settlement (see Note 9).

                                For the year ended December 31, 2001, the Company recognized a loss of $9,585, relating to the investment in TY. At
                                December 31, 2001, the investment in TY amounted to $12,915.

                                During 1999, the Company also purchased 50% of ANA at a cost of $17,000. For the years ended December 31, 2000 and 2001, the Company recognized its share of losses and income of
                                $(613) and $3,728, respectively. At December 31, 2001, the investment in ANA amounted to $12,612.

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

                                During the year ended December 31, 2001, the Company sold
                                its investments in Minghua Group International (formerly Pan
                                Agra International Corporation) and realized a gain of
                                $38,096. This investment was acquired by the Company as part of the distribution from UNTI (see Note 1).

                                                                           UNITED NETWORK MARKETING SERVICES, INC.
                                                                                     (A DEVELOPMENT STAGE COMPANY)

                                                                                     NOTES TO FINANCIAL STATEMENTS
======================================================================================================================

                              The following are condensed balance sheets and statements of operations for TY and ANA, the unconsolidated investees, at and for the years ended December 31, 2000 and 2001:

                              December 31,                              2000                         2001
                              ----------------------------------------------------------------------------------------

                              Balance Sheets                      ANA            TY              ANA           TY
                              --------------
                              ----------------------------------------------------------------------------------------
                                                              (unaudited)    (unaudited)     (unaudited)   (unaudited)

                              Current Assets                  $   2,574     $   155,326       $ 29,877      $   62,663
                              Property and Equipment, net          -             25,575           -             14,529
                              Other Assets                         -            378,630           -            321,696

                              ----------------------------------------------------------------------------------------
                              Total Assets                    $   2,574     $   559,531       $ 29,877       $ 398,888
                              ========================================================================================

                              Liabilities                     $  23,853     $   183,307       $ 43,700       $ 535,598
                              Stockholders' Equity
                               (Deficiency)                     (21,279)        376,224        (13,823)       (136,710)
                              ----------------------------------------------------------------------------------------

                              Total Liabilities and Stock-
                               holders' Equity (Deficiency)   $   2,574    $    559,531       $ 29,877       $ 398,888
                              ========================================================================================

                              STATEMENTS OF OPERATIONS
                              -----------------------

                              Revenue                         $  34,272    $     89,429       $ 45,340       $  49,702
                              Expenses                           35,497       1,372,873         37,884         554,277

                              ----------------------------------------------------------------------------------------
                              Net income (loss)               $  (1,225)   $ (1,283,444)      $  7,456       $(504,575)
                              ========================================================================================


4.    NOTES RECEIVABLE:       The Company has a note receivable from ANA (see Note 3) in the amount of $8,000. The note becomes due on May 15, 2002 and bears interest at the rate of 8% per annum, payable semiannually.

                              The Company has various notes receivable from an officer of the Company amounting to
                              $18,200 at December 31, 2001. These notes are payable at various dates through September
                              2004 and bear interest at the rate of 12% per annum, payable annually.

                              Interest income amounted to $640 for each of the years ended December 31, 2000 and 2001.




5.    SHORT-TERM DEBT:        The Company has a note payable in the amount of $125,000 payable to related entities.
                              The notes bear interest at 11% and are due May 31, 2002. The Company also issued warrants to purchase 1,250,000 shares of the Company's

                                                                        UNITED NETWORK MARKETING SERVICES, INC.
                                                                                  (A DEVELOPMENT STAGE COMPANY)

                                                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================================================

                                common stock at $.10 per share in connection with these notes. The value assigned to the warrants, amounting to $25,000, represents a debt discount and is being amortized over the term of the notes. Interest expense for the year ended December 31, 2001 amounted to approximately $13,000.


6.    STOCK OPTION PLAN:        In 2000, the Company adopted an incentive stock option plan (the "Plan") under which options to purchase 500,000 shares of common stock may be granted to certain key employees. The exercise price will be based on the fair market value of such shares as determined by the board of directors at the date of the grant of such options. On November 1, 2000, options to purchase 250,000 shares of common stock at an exercise price of $.10 per share were granted to the
                                Company's president. Of the 250,000 shares, 70,000 shares vest on the date of grant and the balance will vest 15,000 shares per month commencing December 1,
                                2000. As of November 1, 2001, all 250,000 shares are vested.

                                The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock options and has adopted the disclosure-only provision of SFAS No. 123. Had the Company elected to recognize compensation cost based on the fair value of the options granted on the grant date as prescribed by SFAS No. 123, the Company's net loss would have increased by approximately $1,700 and $3,300 for the years ended December 31, 2000 and 2001, respectively.

                                The fair value of each option grant is estimated on the date of grant using the
                                Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended December 31, 2000 and 2001, expected volatility of .0%; risk free interest rate of 5.8%; expected option life of 5 years; and no expected dividends.


7.    INCOME TAXES:             The Company has a net operating loss carryforward of approximately $375,000 at
                                December 31, 2001 available to offset future taxable income expiring at various dates through the year 2021.

                                The Company recorded a deferred income tax asset to reflect the effect of net operating loss carryforwards and temporary differences aggregating approximately
                                $118,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a 100% valuation allowance against this deferred income tax asset at December 31, 2001.

                                The provision (benefit) for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:




                                Year ended December 31,                             2001                   2000
                                -------------------------------------------------------------------------------

                                Federal statutory rate                               (34)%                  (34)%
                                Increase in valuation allowance                       34                     34
                                -------------------------------------------------------------------------------
                                                                                       0%                     0%
                                ===============================================================================

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

8.    RELATED PARTY           During the year ended December 31, 2000, the
      TRANSACTIONS:           Company was charged consulting fees amounting to
                              approximately $55,000 by an entity controlled by the majority stockholder. At December 31, 2000, the Company owed $20,000 which is included in accounts payable and accrued expenses.

                              The Company has an informal agreement with TY in which the Company reimburses TY for administrative expenses it has incurred on the Company's behalf. For the years ended December 31, 2000 and 2001, the Company paid TY approximately $32,000 and $10,000, respectively.

                              During the year ended December 31, 2001, the Company issued 45,000 shares of common stock to officers of ANA (see Note 3) for services rendered valued at $.10 per share.


9.    RECOVERY OF BAD DEBT:   During September 2001, the Company received 10,000
                              shares of common stock of UNMS, valued at $.10 per share, and 90,000 shares of common stock of TY valued at $.25 per share in full satisfaction of a note receivable in the amount of $30,000 from a former consultant and officer of the Company. This note was previously written off by the Company and therefore this settlement was recorded as income during the year ended December 31, 2001.