Form 10QSB
period 2002-03-31
UNITED NETWORK MARKETING SERVICES INC
filed 2002-05-13
CIK 1128008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended March 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                          ------------------    -------------


                         Commission file number: 0-32007

                     UNITED NETWORK MARKETING SERVICES, INC.

        (Exact name of small business issuer as specified in its charter)


          DELAWARE                                          13-4024018
-----------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S Employer
incorporation or organization)                        Identification No.)


                                750 THIRD AVENUE
                               NEW YORK, NY 10017
                               ------------------
                    (Address of principal executive offices)

                                 (212) 688-2808
                                 --------------
                 (Issuer's telephone number including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the issuer's Common Stock as of March 31, 2002:
3,365,000

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. PLAN OF OPERATION

We currently own a fifty percent (50%) interest in Access: NewAge Corporation (Access NewAge), which owns and operates an Internet website that was launched in April 1996. The website, AccessNewAge.com, offers a large selection of New Age information, products and services - most of which are holistic, esoteric, spiritual, metaphysical and/or philosophical in character. We currently have no operations or material business interests independent of Access NewAge.

In July 1999, we purchased 100,000 shares of TrueYou stock, which represented less than a 3% interest, for $150,000. During the past two years, TrueYou.com Inc. (TrueYou) has engaged principally in start-up activities, including development of a business plan, raising capital to finance operations, hiring of key employees, acquisition and development of Best Steps, and creation of website and related content. TrueYou completed its website and commenced initial sales and marketing efforts during 2000. Such efforts had limited success and resulted in total revenues of only approximately $49,000 and $27,000 during the years ended December 31, 2001 and December 31, 2000 respectively. Alan Gelband, one of our directors and the controlling shareholder of the Company, is the founder, Chairman, Chief Executive officer and a principal shareholder of TrueYou. We sold our 100,000 shares of TrueYou stock (which represented approximately a 2% interest at the time of sale) in February 2001 to a non-affiliated third party in an arms-length transaction for $25,000. On September 20, 2001 we acquired 90,000 shares of TrueYou stock (as well as 10,000 shares of stock of our company) from one of our former officers in settlement of a dispute with such officer.

As of March 21, 2002, we had a cash balance of approximately $14,918. In November 2000, we received subscriptions from two of our principals (through pension plans) to purchase 11% Promissory Notes of the Company in the aggregate principal amount of $125,000 and warrants to purchase an aggregate of 1,250,000 shares of Common Stock. The Notes are due and payable on May 31, 2002. The note holders have extended the due date to May 31, 2003. Additionally they have agreed to have the interest accrue and be payable on the due date. The warrants have a five-year term, have an exercise price of $.10 per share and have cashless exercise features. Subscriptions for the notes and warrants were paid in December 2000 ($100,000) and January 2001 ($25,000). Based on such proceeds, other cash resources and the extension of the due date for the notes outstanding, we believe we could maintain our operations as currently conducted and satisfy our cash requirements for only about twelve months. We have not generated any income from operations since inception and we do not anticipate any revenues until the successful implementation of our business plan. Therefore, we will be required to raise additional funds in the near future in order to meet our cash requirements for operations. During the next several months, we will consider raising additional funds through equity or debt offerings. The principals of the Company have agreed to supply any working capital necessary to maintain ordinary operating expenses for this fiscal year. We do not anticipate performing significant product research and development or purchasing plant or significant equipment during the next twelve months.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during the three months ended March 31, 2002.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6.

(a) Exhibits - none.

(b) Reports on Form 8-K - none.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     UNITED NETWORK MARKETING SERVICES, INC.


DATED:  MAY 10, 2002              BY: /s/ KENNETH LEVY
                                      -------------------------------------
                                          KENNETH LEVY, PRESIDENT
                                          (PRINCIPAL EXECUTIVE OFFICER AND
                                          PRINCIPAL FINANCIAL




                                  END OF FILING


                                                                       UNITED NETWORK MARKETING SERVICES, INC.
                                                                                 (A DEVELOPMENT STAGE COMPANY)


                                                                                                 BALANCE SHEET
==============================================================================================================

                                                                        MARCH 31,              DECEMBER 31,
                                                                          2002                     2001
--------------------------------------------------------------------------------------------------------------
                                                                      (unaudited)               (audited)
ASSETS
Current Assets:
  Cash and cash equivalents                                           $   14,918                 $  32,964
  Note receivable - related party                                          8,000                     8,000

--------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                22,918                    40,964

Property and Equipment - net                                                 301                       804

Investments                                                               25,528                    25,528

Notes Receivable - related parties                                        18,200                    18,200

Deferred Income Tax Asset                                                      -                         -
--------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                    $   66,947                $   85,496
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities - accounts payable and accrued expenses           $   16,500                $   16,456

Notes Payable - related party                                            122,151                   117,881

--------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                  138,651                   134,337
--------------------------------------------------------------------------------------------------------------

Commitments

Stockholders' Deficiency:
  Preferred stock - $.001 par value; authorized 1,000,000
   shares; none issued
  Common stock - $.001 par value; authorized 20,000,000
   shares; issued and outstanding 3,365,000 shares                         3,365                     3,365
  Additional paid-in-capital                                             561,268                   561,268
  Deficit accumulated during the development stage                      (636,337)                 (613,474)


--------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' DEFICIENCY                                     (71,704)                  (48,841)
--------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $   66,947                $   85,496
==============================================================================================================

                                                                             See Notes to Financial Statements


                                                                       UNITED NETWORK MARKETING SERVICES, INC.
                                                                                 (A DEVELOPMENT STAGE COMPANY)

                                                                                       STATEMENT OF OPERATIONS

==============================================================================================================

                                                                                             PERIOD FROM
                                                                                             SEPTEMBER 15,
                                                                                            1998 (DATE OF
                                                     THREE MONTHS      THREE MONTHS       INCORPORATION) TO
                                                    ENDED MARCH 31,   ENDED MARCH 31           MARCH 31,
                                                         2002              2001                  2002
--------------------------------------------------------------------------------------------------------------
                                                     (unaudited)        (unaudited)           (unaudited)
General and administrative expenses:
  Salaries                                           $     3,000        $    2,000            $   23,000
  Consulting fees                                              -                 -               208,731
  Write-off of note receivable from
    consultant                                                 -                 -                30,000
  Recovery of bad debt                                         -                 -               (23,500)
  Professional fees                                       10,972            12,111               170,489
  Depreciation                                               503               503                 9,400
  Stock transfer expense                                       -                 -                14,666
  Facility management                                      2,700             1,500                45,532
  Taxes                                                      695                 -                 7,427
  Interest and amortization of debt discount               4,271             3,958                35,482
  Office expenses                                             83                 -                 2,685
  Advertising                                                  -                 -                 1,243
  Miscellaneous                                              857                 -                 3,290

--------------------------------------------------------------------------------------------------------------

Total general and administrative expenses                 23,081            20,072               528,445

Interest and dividend income                                 218             1,451                22,984

Gain on sale of stock                                          -                 -                38,096

Equity in loss of investments                                  -                 -              (138,973)

Impairment loss on investment                                  -                 -               (29,999)
--------------------------------------------------------------------------------------------------------------

Net loss                                             $   (22,863)       $  (18,621)           $ (636,337)
--------------------------------------------------------------------------------------------------------------

  Basic and diluted loss
       per common share                              $     (0.01)       $    (0.01)                    -
==============================================================================================================

 Weighted-average number of common
    shares outstanding                                 3,365,000         3,330,000
==============================================================================================================

                                                                             See Notes to Financial Statements


                                                                                            UNITED NETWORK MARKETING SERVICES, INC.
                                                                                                      (A DEVELOPMENT STAGE COMPANY)

                                                                                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
===================================================================================================================================

                                                           PERIOD FROM SEPTEMBER 15, 1998 (DATE OF INCORPORATION) TO MARCH 31, 2002
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            DEFICIT
                                                                                           ACCUMULATED
                                             COMMON      STOCK   ADDITIONAL                 DURING THE     TOTAL
                                              NUMBER      PAR     PAID-IN      TREASURY    DEVELOPMENT   STOCKHOLDERS'
                                    DATE    OF SHARES    VALUE    CAPITAL       STOCK         STAGE         EQUITY          PRICE
                                                                                                         (DEFICIENCY)     PER SHARE
-----------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock
 upon distribution from United
 Network Technologies, Inc.        9/29/98  2,230,000    $2,230   $390,810           -             -      $ 393,040       $.176

Net loss                                            -         -          -           -     $ (74,358)       (74,358)          -
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                2,230,000     2,230    390,810           -       (74,358)       318,682           -

Issuance of common stock           4/07/99  1,100,000     1,100     98,900           -             -        100,000        .091

Negative equity of
 deconsolidated subsidiary                          -         -     43,093           -             -         43,093           -

Net loss                                            -         -          -           -      (217,045)      (217,045)          -
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                3,330,000     3,330    532,803           -      (291,403)       244,730           -

Issuance of warrant in connection
 with long-term debt                                -         -     20,000           -             -         20,000           -

Net loss                                            -         -          -           -      (249,625)      (249,625)          -

-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                3,330,000     3,330    552,803           -      (541,028)        15,105           -

Issuance of common stock for
  services rendered                6/21/01     45,000        45      4,455           -             -          4,500         .10

Issuance of warrant in
 connection with long-term debt                     -         -      5,000           -             -          5,000           -

Receipt of treasury stock in
  settlement of prior obligation   9/20/01    (10,000)        -          -    $ (1,000)            -         (1,000)          -

Retirement of treasury stock      12/31/01          -       (10)      (990)      1,000             -              -           -
Net loss                                            -         -          -           -       (72,446)       (72,446)          -

-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                3,365,000     3,365    561,268           -      (613,474)       (48,841)          -

NET LOSS                                            -         -          -           -       (22,863)       (22,863)          -
-----------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2002 (unaudited)       3,365,000    $3,365   $561,268     $     -     $(636,337)     $ (71,704)          -
===================================================================================================================================

                                                                                                  See Notes to Financial Statements


                                                                                 UNITED NETWORK MARKETING SERVICES, INC.
                                                                                           (A DEVELOPMENT STAGE COMPANY)

                                                                                                 STATEMENT OF CASH FLOWS
========================================================================================================================
                                                                                                          PERIOD FROM
                                                                                                          SEPTEMBER 15,
                                                                                                          1998 (DATE OF
                                                             THREE MONTHS            THREE MONTHS     INCORPORATION) TO
                                                           ENDED MARCH 31,         ENDED MARCH 31,             MARCH 31,
------------------------------------------------------------------------------------------------------------------------
                                                                     2002                    2001                 2002
------------------------------------------------------------------------------------------------------------------------
                                                              (UNAUDITED)             (UNAUDITED)        (UNAUDITED)
Cash flows from operating activities
  Net loss                                                    $ (22,863)               $ (18,621)         $ (636,337)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                                    503                      503               9,400
    Common stock issued for services                                  -                        -               4,500
    Amortization of debt discount                                 4,270                    3,958              22,151
    Gain on sale of investment                                        -                        -             (38,096)
    Impairment loss on investment                                     -                        -              29,999
    Uncollectible note receivable                                     -                        -              30,000
    Recovery of bad debt                                              -                        -             (23,500)
    Equity in loss of investments                                     -                        -             138,973
    Changes in operating assets and liabilities:
      Decrease in other current assets                                -                        -               1,116
      Increase (decrease) in accounts payable and
       accrued expenses                                              44                   12,486             (26,549)

------------------------------------------------------------------------------------------------------------------------
          NET CASH USED IN OPERATING ACTIVITIES                 (18,046)                  (1,674)           (488,343)
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Increase in notes receivable                                        -                        -             (26,200)
  Purchase of investments                                             -                        -            (197,000)
  Proceeds from sale of investment                                    -                   25,000              63,095

------------------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         -                   25,000            (160,105)
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from sale of common stock                                  -                        -             100,000
  Negative equity of deconsolidated subsidiary                        -                        -              43,093
  Proceeds from long-term debt and warrants                           -                   25,000             125,000
  Cash received upon distribution from
    United Network Technologies, Inc.                                 -                        -             395,273

------------------------------------------------------------------------------------------------------------------------
          CASH PROVIDED BY FINANCING ACTIVITIES                       -                   25,000             663,366
------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents            (18,046)                  48,326              14,918
Cash and cash equivalents at beginning of period                 32,964                  100,587                   -

------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $  14,918                $ 148,913          $   14,918
========================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes                $       -                $       -          $    4,273
  Cash paid during the period for interest                    $       -                $       -          $   13,330
========================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Net liabilities over assets upon distribution from
   United Network Technologies, Inc.                          $       -                $       -          $    2,233

========================================================================================================================
  Warrant issued with long-term debt                                                   $   5,000          $   25,000
  Common stock issued for services                            $       -                $       -          $    4,500
  Receipt of investment and treasury stock in settlement of
     prior obligation                                         $       -                $       -          $   23,500
========================================================================================================================
                                                                                       See Notes to Financial Statements

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

                    The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the requirements of item 310(b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. There have been no significant changes of accounting policy since December 31, 2001.

                    Our results from operations for the interim period are not indicative of the results expected for the full fiscal year or any future period and should be read in conjunction with our audited financial statements as of December 31, 2001 and for the year then ended, and the notes thereto, in UNMS's 10-KSB for the year ended December 31, 2001.

2.  EARNINGS PER    Basic earnings per share ("EPS") is computed as net earnings
    SHARE:          divided by the weighted-average number of common shares
                    outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock rewards, warrants and other convertible securities. Potential common shares issuable have not been included in the computation of diluted EPS since the effect would be antidilutive.

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

3.  LONG-TERM DEBT  The Company has notes payable in the amount of $125,000 payable to related entities. The notes bear interest at 11% and were originally due May 31, 2002 and subsequently extended to May 31, 2003. The Company also issued warrants to purchase 1,250,000 shares of the Company's common stock at $.10 per share in connection with these notes. The value assigned to the warrants, amounting to $25,000, represents a debt discount and is being amortized over the term of the note. The Company intends to extend the maturity date of these notes for an additional twelve months.

4.  INCOME TAXES:   The Company has a net operating loss carryforward of
                    approximately $400,000 at March 31, 2002 available to offset future taxable income expiring at various dates through the year 2021.

                    The Company recorded a deferred income tax asset to reflect the effect of net operating loss carryforwards and temporary differences aggregating approximately $132,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a 100% valuation allowance against this deferred income tax asset at March 31, 2002.