Form 10QSB
period 2002-06-30
UNITED NETWORK MARKETING SERVICES INC
filed 2002-07-31
CIK 1128008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number  of  shares outstanding of the issuer's Common Stock as of June 30, 2002:
3,365,000

                                     PART I

                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                                UNITED NETWORK MARKETING SERVICES, INC.
                                                          (A DEVELOPMENT STAGE COMPANY)

                                                                          BALANCE SHEET
=======================================================================================
                                                             JUNE 30,     DECEMBER 31,
                                                               2002           2001
---------------------------------------------------------------------------------------
                                                           (unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                                $     7,485   $      32,964
  Note receivable - related party                                    -           8,000
  Other current assets                                           2,149               -

---------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                        9,634          40,964

Property and Equipment - net                                         -             804

Investments                                                     12,614          25,528

Notes Receivable - related parties                              26,200          18,200

Deferred Income Tax Asset                                            -               -
---------------------------------------------------------------------------------------
     TOTAL ASSETS                                          $    48,448   $      85,496
=======================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable and accrued expenses                   $     6,864   $      16,456
   Notes payable - related parties                             126,489

---------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                 133,353          16,456

Notes Payable - related parties                                                117,881
---------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                         133,353         134,337
---------------------------------------------------------------------------------------

Commitments

Stockholders' Deficiency:
  Preferred stock - $.001 par value; authorized 1,000,000
   shares; none issued
  Common stock - $.001 par value; authorized 20,000,000
   shares; issued and outstanding 3,365,000 shares               3,365           3,365
  Additional paid-in-capital                                   579,143         561,268
  Deficit accumulated during the development stage            (667,413)       (613,474)
---------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' DEFICIENCY                          (  84,905)       ( 48,841)
---------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $    48,448   $      85,496
=======================================================================================
                                                      See Notes to Financial Statements

                                                                                          UNITED NETWORK MARKETING SERVICES, INC.
                                                                                                    (A DEVELOPMENT STAGE COMPANY)

                                                                                                          STATEMENT OF OPERATIONS
=================================================================================================================================

                                                                                                                  PERIOD FROM
                                                                                                                 SEPTEMBER 15,
                                                                                                                 1998 (DATE OF
                                        THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS      INCORPORATION) TO
                                       ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,        JUNE 30,
                                            2002              2001              2002              2001               2002
---------------------------------------------------------------------------------------------------------------------------------
                                        (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)         (UNAUDITED)
General and administrative expenses:
  Salaries                            $         3,000   $         6,000   $         6,000   $         8,000   $           26,000
  Consulting fees                                   -             4,500                 -             4,500              208,731
  Write-off of note receivable from
    consultant                                      -                 -                 -                 -               30,000
  Recovery of bad debt                              -                 -                 -                 -              (23,500)
  Professional fees                             5,056            49,051            16,028            61,162              175,545
  Depreciation                                    301               504               804             1,007                9,701
  Stock transfer expense                        2,012             5,236             2,012             5,236               16,678
  Facility management                            (900)            1,500             1,800             3,000               44,632
  Taxes                                            19               547               714               547                7,446
  Interest and amortization of
    debt discount                              11,213            10,726            15,484            14,684               46,695
  Office expenses                                 604                 -               687                 -                3,289
  Advertising                                       -                 -                 -                 -                1,243
  Miscellaneous                                  (775)                -                82                 -                2,515

---------------------------------------------------------------------------------------------------------------------------------
Total general and administrative
  expenses                                     20,530            78,064            43,611            98,136              548,975

Interest and dividend income                    2,368             1,608             2,586             3,059               25,352

Gain on sale of stock                               -            10,310                 -            10,310               38,096

Equity in loss of investments                       -                 -                 -                 -             (138,973)

Impairment loss on investments                (12,914)                -           (12,914)                -            (  42,913)
---------------------------------------------------------------------------------------------------------------------------------

Net loss                              $       (31,076)  $       (66,146)  $       (53,939)  $       (84,767)  $         (667,413)
---------------------------------------------------------------------------------------------------------------------------------
Basic and diluted loss
  per common share                    $         (0.01)  $         (0.02)  $         (0.02)  $        ( 0.03)                   -
=================================================================================================================================
Weighted-average number of common
  shares outstanding                        3,365,000         3,335,000         3,365,000         3,332,500
=================================================================================================================================
                                                                                                See Notes to Financial Statements

                                                                              UNITED NETWORK MARKETING SERVICES, INC.
                                                                                        (A DEVELOPMENT STAGE COMPANY)

                                                                       STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
=====================================================================================================================

                                              PERIOD FROM SEPTEMBER 15, 1998 (DATE OF INCORPORATION) TO JUNE 30, 2002
---------------------------------------------------------------------------------------------------------------------

                                                                                                           DEFICIT
                                                         COMMON STOCK                                    ACCUMULATED
                                                 ---------------------------  ADDITIONAL                  DURING THE
                                                    NUMBER          PAR         PAID-IN      TREASURY    DEVELOPMENT
                                         DATE      OF SHARES       VALUE        CAPITAL       STOCK         STAGE
---------------------------------------------------------------------------------------------------------------------
Issuance of common stock
 upon distribution from United
 Network Technologies, Inc.             9/29/98     2,230,000   $     2,230   $   390,810           -              -

Net loss                                                    -             -             -           -   $    (74,358)
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                        2,230,000         2,230       390,810           -        (74,358)

Issuance of common stock                4/07/99     1,100,000         1,100        98,900           -              -

Negative equity of
 deconsolidated subsidiary                                  -             -        43,093           -              -

Net loss                                                    -             -             -           -       (217,045)
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                        3,330,000         3,330       532,803           -       (291,403)

Issuance of warrant in connection
 with long-term debt                                        -             -        20,000           -              -

Net loss                                                    -             -             -           -       (249,625)
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                        3,330,000         3,330       552,803           -       (541,028)

Issuance of common stock for
  services rendered                     6/21/01        45,000            45         4,455           -              -

Issuance of warrant in
 connection with long-term debt                             -             -         5,000           -              -

Receipt of treasury stock in
 settlement of prior obligation         9/20/01       (10,000)            -             -   $  (1,000)             -
Retirement of treasury stock           12/31/01             -          ( 10)       (  990)      1,000              -
Net loss                                                    -             -             -           -        (72,446)
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                        3,365,000   $     3,365   $   561,268   $       -   $   (613,474)

Issuance of warrants in connection
 with notes payable                                         -             -        17,875           -              -
Net loss                                                    -             -             -           -   $    (53,939)
---------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002  (unaudited)               3,365,000   $     3,365   $   579,143   $       -   $   (667,413)
=====================================================================================================================





                                           TOTAL
                                        STOCKHOLDERS'      PRICE
                                           EQUITY        PER SHARE
-------------------------------------------------------------------
Issuance of common stock
 upon distribution from United
 Network Technologies, Inc.            $      393,040   $     .176

Net loss                                      (74,358)           -
-------------------------------------------------------------------

Balance at December 31, 1998                  318,682            -

Issuance of common stock                      100,000         .091

Negative equity of
 deconsolidated subsidiary                     43,093            -

Net loss                                     (217,045)           -
-------------------------------------------------------------------

Balance at December 31, 1999                  244,730            -

Issuance of warrant in connection
 with long-term debt                           20,000            -

Net loss                                     (249,625)           -
-------------------------------------------------------------------

Balance at December 31, 2000                   15,105            -

Issuance of common stock for
 services rendered                              4,500          .10

Issuance of warrant in
 connection with long-term debt                 5,000            -

Receipt of treasury stock in
  settlement of prior obligation               (1,000)           -
Retirement of treasury stock                        -            -
Net loss                                      (72,446)           -
-------------------------------------------------------------------

Balance at December 31, 2001           $      (48,841)           -

Issuance of warrants in connection
 with notes payable                            17,875            -
Net loss                               $      (53,939)           -
-------------------------------------------------------------------
Balance at June 30, 2002  (unaudited)  $      (84,905)           -
===================================================================

                                  See Notes to Financial Statements

                                                                               UNITED NETWORK MARKETING SERVICES, INC.
                                                                                         (A DEVELOPMENT STAGE COMPANY)

                                                                                               STATEMENT OF CASH FLOWS
======================================================================================================================

                                                                                                       PERIOD FROM
                                                                                                      SEPTEMBER 15,
                                                                                                      1998 (DATE OF
                                                                  SIX MONTHS        SIX MONTHS      INCORPORATION) TO
                                                                ENDED JUNE 30,    ENDED JUNE 30,        JUNE 30,
                                                                     2002              2001               2002
----------------------------------------------------------------------------------------------------------------------
                                                                 (UNAUDITED)       (UNAUDITED)         (UNAUDITED)
Cash flows from operating activities
  Net loss                                                     $     (  53,939)  $     (  84,767)  $         (667,413)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                                           804             1,007                9,701
    Accrued interest                                                     6,875                 -                6,875
    Common stock issued for services                                         -             4,500                4,500
    Amortization of debt discount                                        8,608             8,229               26,489
    Gain on sale of investment                                               -         (  10,310)            ( 38,096)
    Impairment loss of investments                                      12,914                 -               42,913
    Uncollectible note receivable                                            -                 -               30,000
    Recovery of bad debt                                                     -                 -             ( 23,500)
    Equity in loss of investments                                            -                 -              138,973
    Changes in operating assets and liabilities:
      Increase in other current assets                                  (2,149)             ( 74)              (1,033)
      (Decrease) increase in accounts payable and
       accrued expenses                                                 (9,592)           12,998            (  36,185)
----------------------------------------------------------------------------------------------------------------------
          NET CASH USED IN OPERATING ACTIVITIES                       ( 36,479)         ( 68,417)            (506,776)
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Increase in notes receivable                                               -           ( 7,650)           (  26,200)
  Purchase of investments                                                    -                 -             (197,000)
  Proceeds from sale of investment                                           -            35,310               63,095
----------------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                -            27,660             (160,105)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from sale of common stock                                         -                 -              100,000
  Negative equity of deconsolidated subsidiary                               -                 -               43,093
  Proceeds from notes payable and warrants                              11,000            25,000              136,000
  Cash received upon distribution from
    United Network Technologies, Inc.                                        -                 -              395,273
----------------------------------------------------------------------------------------------------------------------
          CASH PROVIDED BY FINANCING ACTIVITIES                         11,000            25,000              674,366
----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 (  25,479)        (  15,757)               7,485
Cash and cash equivalents at beginning of period                        32,964           100,587                    -
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $         7,485   $        84,830   $            7,485
======================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes                 $             -   $             -   $            4,273
  Cash paid during the period for interest                     $             -   $         6,455   $           13,330
======================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Net liabilities over assets upon distribution from
    United Network Technologies, Inc.                          $             -   $             -   $            2,233
======================================================================================================================
  Warrants issued with notes payable and long-term debt        $        17,875   $         5,000   $           42,875
  Common stock issued for services                             $             -   $         4,500   $            4,500
  Receipt of investment and treasury stock in settlement
    of prior obligation                                        $             -   $             -   $           23,500
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

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

1. BUSINESS AND
   BASIS OF
   PRESENTATION:

          United Network Marketing Services, Inc. (a development stage company) (the "Company" or "UNMS") was formed on September 15, 1998 under the laws of the state of Delaware. The Company has been in the development stage since its inception.

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

          The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. The Company periodically evaluates the recoverability of its long-lived assets for any possible impairment of value.

2.  EARNINGS  PER
    SHARE:

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

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

3.      NOTES  PAYABLE -
        RELATED PARTIES:

          The Company has notes payable in the amount of $125,000 payable to related entities. The notes bear interest at 11% and were originally due May 31, 2002 and subsequently extended to May 31, 2003. The Company also issued warrants to purchase 1,250,000 shares of the Company's common stock at $.10 per share in connection with these notes. The value assigned to the warrants, amounting to $25,000, represents a debt discount and was being amortized over the original term of the notes. In May 2002, accrued and unpaid interest of $6,875 was converted into a new note as described below.

          During the six-month period ended June 30, 2002, the Company issued additional notes payable in the amount of $17,875 to related entities, including the unpaid and accrued interest on the notes payable above amounting to $6,875. These notes bear interest at 11% and are due May 31, 2003. The company also issued warrants to purchase 178,750 shares of the Company's common stock at $.11 per share in connection with these notes. The value assigned to the warrants, amounting to $17,875, represents a debt discount and is being amortized over the term of the notes.

4.      INVESTMENTS:

          The investment in TY was deemed worthless at June 30, 2002 and was written down to $1, resulting in a noncash charge of $12,914 to operations.

5.      INCOME  TAXES:

          The Company has a net operating loss carryforward of approximately $430,000 at June 30, 2002 available to offset future taxable income expiring at various dates through the year 2021.

          The Company recorded a deferred income tax asset to reflect the effect of net operating loss carryforwards and temporary differences aggregating approximately $142,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a 100% valuation allowance against this deferred income tax asset at June 30, 2002.

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

In July 1999, we purchased 100,000 shares of TrueYou stock, which represented less than a 3% interest, for $150,000. During the past three years, TrueYou.com Inc. (TrueYou) has engaged principally in start-up activities, including development of a business plan, raising capital to finance operations, hiring of key employees, acquisition and development of Best Steps, and creation of website and related content. TrueYou completed its website and commenced initial sales and marketing efforts during 2000. Such efforts had limited success and resulted in total revenues of only approximately $49,000 and $27,000 during the years ended December 31, 2001 and 2000 respectively. Alan Gelband, one of our directors and the controlling shareholder of the Company, is the founder, Chairman, Chief Executive officer and a principal shareholder of TrueYou. We sold our 100,000 shares of TrueYou stock (which represented approximately a 2% interest at the time of sale) in February 2001 to a non-affiliated third party in an arms-length transaction for $25,000. On September 20, 2001 we acquired 90,000 shares of TrueYou stock (as well as 10,000 shares of stock of our company) from one of our former officers in settlement of a dispute with such officer. This investment was deemed worthless at June 30, 2002 and was written down to $1.

As of June 30, 2002, we had a cash balance of $7,485. In November 2000, we received subscriptions from two of our principals (through pension plans) to purchase 11% Promissory Notes of the Company in the aggregate principal amount of $125,000 and warrants to purchase an aggregate of 1,250,000 shares of Common Stock. The Notes were due and payable on May 31, 2002. The warrants have a five-year term, have an exercise price of $.10 per share and have cashless exercise features. Subscriptions for the notes and warrants were paid in December 2000 ($100,000) and January 2001 ($25,000). These notes were rolled over into new notes that are due on May 31, 2003. New 11% Promissory Notes of the Company were issued for the accrued interest of $6,875 and warrants to purchase an aggregate of 68,750 shares of Common Stock were issued. The Notes are due and payable on May 31, 2003. The Warrants have a five-year term, and have an exercise price of $ .11 per share and have cashless exercise features. In June 2002, we received subscriptions from two of our principals to purchase 11% Promissory Notes of the Company in the aggregate principal amount of $11,000 and warrants to purchase an aggregate of 110,000 shares of Common Stock. The Notes are due and payable on May 31, 2003. The warrants have a five-year term, have an exercise price of $ .11 per share and have cashless exercise features. Based on such proceeds and other cash resources, we believe we could maintain our operations as currently conducted and satisfy our cash requirements for only about eight months. We have not generated any income from operations since inception and we do not anticipate any revenues until the successful implementation of our business plan. Therefore, we will be required to raise additional funds in the near future in order to meet our cash requirements for operations. During the next several months, we will consider raising additional funds through equity or debt offerings. The principals of the Company have agreed to supply any working capital necessary to maintain ordinary operating expenses for this fiscal year. We do not anticipate performing significant product research and development or purchasing plant or significant equipment during the next twelve months.