Form 10QSB/A
period 2002-06-30
UNITED NETWORK MARKETING SERVICES INC
filed 2002-08-27
CIK 1128008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                   (Mark One)
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                  For the quarterly period ended June 30, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act  of  1934
                               -------------    -------------



                         Commission file number: 0-32007

                     UNITED NETWORK MARKETING SERVICES, INC.

        (Exact name of small business issuer as specified in its charter)


          DELAWARE                                          13-4024018
-----------------------------                        -------------------
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

THIS REPORT IS BEING AMENDED TO INCLUDE THE CERTIFICATION REQUIRED BY 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNITED NETWORK MARKETING SERVICES, INC.



Dated:  August  27,  2002              By:  /s/  KENNETH  LEVY
                                          --------------------------------
                                            Kenneth  Levy,  President
                                            (Principal  executive  officer
                                            and  principal  financial



                                  END OF FILING