Form 10QSB
period 2002-09-30
UNITED NETWORK MARKETING SERVICES INC
filed 2002-11-05
CIK 1128008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended September 30, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the issuer's Common Stock as of September 30, 2002: 3,365,000

                                     PART I

                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                        UNITED NETWORK MARKETING SERVICES, INC.
                                                 (a development stage company)

                                                                 BALANCE SHEET
--------------------------------------------------------------------------------
                                                   September 30,    December 31,
                                                            2002           2001
--------------------------------------------------------------------------------
                                                      (unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                           $        2      $  32,964
  Note receivable - related party                                         8,000
  Other current assets
                                                           2,695           -
--------------------------------------------------------------------------------
      Total current assets                                 2,697         40,964

Property and Equipment - net                               -                804

Investments                                               12,614         25,528

Notes Receivable - related parties                        26,200         18,200

Deferred Income Tax Asset                                   -              -
--------------------------------------------------------------------------------
      Total Assets                                    $   41,511     $   85,496
================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Accounts payable and accrued expenses             $   13,441     $   16,456
    Notes payable - related parties                      130,956

--------------------------------------------------------------------------------
      Total current liabilities                          144,397         16,456
--------------------------------------------------------------------------------

Notes payable - related parties                             -           117,881
--------------------------------------------------------------------------------
        Total Liabilities                                144,397        134,337
--------------------------------------------------------------------------------

Commitments

Stockholders' Deficiency:
  Preferred stock - $.001 par value; authorized 1,000,000
   shares; none issued
  Common stock - $.001 par value; authorized 20,000,000
   shares; issued and outstanding 3,365,000 shares          3,365         3,365
  Additional paid-in-capital                              579,143       561,268
  Deficit accumulated during the development stage       (685,394)     (613,474)


--------------------------------------------------------------------------------
    Total stockholders' deficiency                       (102,886)      (48,841)
--------------------------------------------------------------------------------

    Total Liabilities and Stockholders' Deficiency     $   41,511     $  85,496
================================================================================

                                               See Notes to Financial Statements


                                                                     UNITED NETWORK MARKETING SERVICES, INC.
                                                                              (a development stage company)

                                                                                     STATEMENT OF OPERATIONS
------------------------------------------------------------------------------------------------------------

                                                                                                 Period from
                                                                                                 September 15,
                                                                                                 1998 (date of
                                    Three months   Three months   Nine months    Nine months   incorporation) to
                                   ended Sept 30, ended Sept 30, ended Sept 30,  ended Sept 30,   Sept 30,
                                        2002          2001           2002          2001             2002
-------------------------------------------------------------------------------------------------------------
                                      (unaudited)  (unaudited)     (unaudited)   (unaudited)    (unaudited)
General and administrative expenses:
  Salaries                            $    3,000   $    6,000      $   9,000      $ 14,000      $   29,000
  Consulting fees                           -            -              -            4,500         208,731
  Write-off of note receivable from
    consultant                              -            -              -             -             30,000
  Recovery of bad debt                      -        ( 23,500)          -         ( 23,500)       ( 23,500)
  Professional fees                        6,428     ( 20,261)        22,456        40,901         181,973
  Depreciation                              -             504            804         1,511           9,701
  Stock transfer expense                     352        2,326          2,364         7,562          17,030
  Facility management                       -           3,900          1,800         6,900          44,632
  Taxes                                      353          723          1,067         1,270           7,799
  Interest and amortization of
     debt discount                         7,904        4,270         23,388        18,954          54,599
  Office expenses                             34          252            721           252           3,323
  Advertising                               -            -              -             -              1,243
  Miscellaneous                             -            -                82          -              2,515
  Travel                                     636         -               636          -                636

-----------------------------------------------------------------------------------------------------------

Total general and administrative expenses 18,707      (25,786)        62,318        72,350         567,682

Interest and dividend income                 726          932          3,312        3,991           26,078

Gain on sale of stock                       -            -              -          10,310           38,096

Equity in loss of investments               -            -              -            -            (138,973)

Impairment loss on investments              -            -           (12,914)        -           (  42,913)
------------------------------------- ------------ ------------- ------------ ------------- ---------------

Net income (loss)                      $( 17,981)     $  26,718     $(71,920)    $(58,049)       $(685,394)
------------------------------------- ------------ ------------- ------------ ------------- ---------------
Basic and diluted income (loss)
       per common share                $   (0.01)     $    0.01     $  (0.02)      $(0.02)            -

===========================================================================================================
 Weighted-average number of common
    shares outstanding                 3,365,000      3,373,889    3,365,000    3,346,296
==========================================================================================================

                                                                         See Notes to Financial Statements


                                                                                  UNITED NETWORK MARKETING SERVICES, INC.
                                                                                            (a development stage company)

                                                                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
---------------------------------------------------------------------------------------------------------------------------
                                              Period from September 15, 1998 (date of incorporation) to September 30, 2002
---------------------------------------------------------------------------------------------------------------------------
                                                                                        Deficit
                                             Common Stock                               Accumulated   Total
                                          -----------------    Additional               During the    Stockholders'
                                           Number        Par     Paid-in   Treasury     Development   Equity       Price
                                 Date     of Shares     Value    Capital   Stock        Stage        (Deficiency) Per Share
---------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
 upon distribution from United
 Network Technologies, Inc.     9/29/98   2,230,000    $2,230    $390,810       -          -           $ 393,040     $.176

Net loss                                       -         -           -          -    $  (74,358)         (74,358)     -
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998              2,230,000     2,230     390,810       -       (74,358)         318,682      -

Issuance of common stock        4/07/99   1,100,000     1,100      98,900       -          -             100,000      .091

Negative equity of
 deconsolidated subsidiary                     -         -         43,093       -          -              43,093      -

Net loss                                       -         -           -          -      (217,045)        (217,045)     -
----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999              3,330,000     3,330     532,803       -      (291,403)         244,730      -

Issuance of warrant in connection
 with long-term debt                           -         -         20,000       -          -              20,000      -

Net loss                                       -         -           -          -      (249,625)        (249,625)     -
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000              3,330,000     3,330     552,803       -      (541,028)          15,105      -

Issuance of common stock for
  services rendered             6/21/01      45,000        45       4,455       -          -               4,500       .10

Issuance of warrant in
 connection with long-term debt                -         -          5,000       -          -               5,000      -

Receipt of treasury stock in
 settlement of prior obligation  9/20/01    (10,000)     -           -        (1,000)      -              (1,000)     -
Retirement of treasury stock    12/31/01       -          (10)       (990)     1,000       -                -         -
Net loss                                       -         -           -          -       (72,446)         (72,446)     -

----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001              3,365,000     3,365     561,268       -      (613,474)        ( 48,841)     -
Issuance of warrants in connection
  with notes payable                           -         -         17,875       -          -              17,875      -
Net loss                                       -         -           -          -       (71,920)         (71,920)     -
----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002 (unaudited) 3,365,000    $3,365    $579,143     $ -     $(685,394)       $(102,886)     -
============================================================================================================================

                                                                                        See Notes to Financial Statements


                                                                          UNITED NETWORK MARKETING SERVICES, INC.
                                                                                   (a development stage company)

                                                                                         STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------
                                                                                                     Period from
                                                                                                   September 15,
                                                                                                   1998 (date of
                                                             Nine months        Nine months    incorporation) to
                                                           ended Sept 30,     ended Sept 30,        September 30,
                                                                  2002               2001                2002
----------------------------------------------------------------------------------------------------------------
                                                              (unaudited)        (unaudited)         (unaudited)
Cash flows from operating activities
  Net loss                                                      $(71,920)           $(58,049)         $(685,394)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                                     804               1,511              9,701
    Accrued interest                                              10,313                                 10,313
    Common stock issued for services                              -                    4,500              4,500
    Amortization of debt discount                                 13,075              12,499             30,956
    Gain on sale of investment                                    -                  (10,310)           (38,096)
    Impairment loss of investments                                12,914              -                  42,913
    Uncollectible note receivable                                 -                   -                  30,000
    Recovery of bad debt                                          -                  (23,500)           (23,500)
    Equity in loss of investments                                 -                   -                 138,973
    Changes in operating assets and liabilities:
      Increase in other current assets                             (2,695)                10             (1,579)
      Decrease in accounts payable and
       accrued expenses                                            (6,453)           (27,104)           (33,046)
----------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                   (43,962)          (100,443)          (514,259)
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Increase in notes receivable                                    -                  (19,450)           (26,200)
  Purchase of investments                                         -                   -                (197,000)
  Proceeds from sale of investment                                -                   35,310             63,095
----------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities     -                   15,860           (160,105)
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from sale of common stock                              -                  -                  100,000
  Negative equity of deconsolidated subsidiary                    -                  -                   43,093
  Proceeds from notes payable and warrants                        11,000              25,000            136,000
  Cash received upon distribution from
    United Network Technologies, Inc.                             -                  -                  395,273
----------------------------------------------------------------------------------------------------------------
          Cash provided by financing activities                   11,000              25,000            674,366
----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents             (32,962)            (59,583)                 2
Cash and cash equivalents at beginning of period                  32,964             100,587             -
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $       2          $   41,004           $      2
================================================================================================================
Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes                 $   -              $    -               $  4,273
  Cash paid during the period for interest                     $   -              $    6,455           $ 13,330
================================================================================================================
Supplemental schedule of noncash financing activities:
  Net liabilities over assets upon distribution from
   United Network Technologies, Inc.                           $   -              $    -               $  2,233
================================================================================================================
  Warrants issued with notes payable and long-term debt        $  17,875          $    5,000           $  42,875
  Common stock issued for services                             $   -              $    4,500           $   4,500
  Receipt of investment and treasury stock in settlement
     of prior obligation                                       $   -              $   23,500           $  23,500
================================================================================================================

                                                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    BUSINESS AND BASIS OF   United Network  Marketing  Services,  Inc.
      PRESENTATION:           (a development stage company) (the "Company"
                              or "UNMS") was formed on September 15, 1998 under the laws of the state of Delaware.
                              The Company has been in the development stage since its inception.

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

2.    EARNINGS PER            Basic earnings per share ("EPS") is computed as
      SHARE:                  net earnings divided by the weighted-average
                              number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock rewards, warrants and other convertible securities.
                              Potential common shares issuable have not been included in the computation of diluted EPS since the effect would be antidilutive.

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.     NOTES PAYABLE -        The Company has notes payable in the amount of
       RELATED PARTIES:       $125,000 payable to related entities. The notes
                              bear interest at 11% and were originally due May
                              31, 2002 and subsequently extended to May 31, 2003. The Company also issued warrants to purchase
                              1,250,000 shares of the Company's common stock at $.10 per share in connection with these notes. The value assigned to the warrants, amounting to $25,000, represents a debt discount and was being amortized over the original term of the notes. In
                              May 2002 accrued and unpaid interest of $6,875 was converted into a new note as described below.

                              During May 2002, the Company issued additional notes payable in the amount of $17,875 payable to related entities, including the accrued and unpaid interest on the notes payable above amounting to $6,875. These notes bear interest at 11% and are due May 31, 2003. The company also issued warrants to purchase 178,750 shares of the Company's common stock at $.11 per share in connection with these notes. The value assigned to the warrants, amounting to $17,875, represents a debt discount and is being amortized over the term of the notes.

4.    INVESTMENTS             The investment: in TY was deemed worthless at June
                              30, 2002 and was written down to $1, resulting in a non-cash charge of $12,914 to operations.

5.    INCOME TAXES:           The Company has a net operating loss carryforward
                              of approximately $448,000 at September 30, 2002 available to offset future taxable income expiring at various dates through the year 2021.

                              The Company recorded a deferred income tax asset to reflect the effect of net operating loss carryforwards and temporary differences aggregating approximately $150,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a 100% valuation allowance against this deferred income tax asset at September 30, 2002.

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

As of September 30, 2002, we had a cash balance of $2. In November 2000, we received subscriptions from two of our principals (through pension plans) to purchase 11% Promissory Notes of the Company in the aggregate principal amount of $125,000 and warrants to purchase an aggregate of 1,250,000 shares of Common Stock. The Notes were due and payable on May 31, 2002. The warrants have a five-year term, have an exercise price of $.10 per share and have cashless exercise features. Subscriptions for the notes and warrants were paid in December 2000 ($100,000) and January 2001 ($25,000). These notes were rolled over into new notes that are due on May 31, 2003. New 11% Promissory Notes of the Company were issued for the accrued interest of $6,875 and warrants to purchase an aggregate of 68,750 shares of Common Stock were issued. The Notes are due and payable on May 31, 2003. The Warrants have a five-year term, and have an exercise price of $ .11 per share and have cashless exercise features. In June 2002, we received subscriptions from two of our principals to purchase 11% Promissory Notes of the Company in the aggregate principal amount of $11,000 and warrants to purchase an aggregate of 110,000 shares of Common Stock. The Notes are due and payable on May 31, 2003. The warrants have a five-year term, have an exercise price of $ .11 per share and have cashless exercise features. We have not generated any income from operations since inception and we do not anticipate any revenues until the successful implementation of our business plan. Therefore, we will be required to raise additional funds in the near future in order to meet our cash requirements for operations. During the next several months, we will consider raising additional funds through equity or debt offerings. The principals of the Company have agreed to supply any working capital necessary to maintain ordinary operating expenses for this fiscal year. We do not anticipate performing significant product research and development or purchasing plant or significant equipment during the next twelve months.

                                     PART II

                                OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

Not  Applicable

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

Not  Applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

Not  Applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There was no submission of matters to a vote of security holders during the three months ended September 30, 2002.

ITEM  5.  OTHER  INFORMATION

Not  Applicable

ITEM  6.

(a)  Exhibits  -  none.

(b)  Reports  on  Form  8-K  -  none.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UNITED NETWORK MARKETING SERVICES, INC.



Dated:  November  5,  2002              By:  /s/  KENNETH  LEVY
                                          --------------------------------
                                              Kenneth  Levy,  President
                                             (Principal  executive  officer
                                              and  principal  financial



                                  END OF FILING