Form 10KSB
period 2002-12-31
UNITED NETWORK MARKETING SERVICES INC
filed 2003-03-31
CIK 1128008

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-KSB


(Mark One)
-----
/ X /   ANNUAL REPORT UNDER SECTION 13 OR 15(d)
----    OF THE  SECURITIES  EXCHANGE ACT OF
        1934 For the Fiscal Year Ended December 31, 2002

                                       OR
 ----
/   /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
----    SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                               ----------------    ------------------


                           Commission File No. 0-32007

                     UNITED NETWORK MARKETING SERVICES, INC.
                    ----------------------------------------
           (Name of Small Business Issuer as specified in Its Charter)

           Delaware                                           13-4024018
---------------------------------                           -------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

750 Third Avenue, New York, New York                            10017
--------------------------------------                        ------------
(Address of Principal Executive Offices)                       (Zip Code)


Registrant's Telephone Number, Including Area Code:  (212)-688-2808
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
               ----                   ----
       YES    / X /           NO     /   /
              ----                   ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
                               ---
amendment to this Form 10-KSB /  /.
                              ---

Issuer's revenues for its most recent fiscal year.   -0-
                                                    -----

There is no established trading market for the registrant's common stock, the only outstanding class of the registrant's common equity. In addition, no common stock has been sold by the registrant since April 1999 other than 45,000 shares issued in June 2001 for services rendered valued at $4,500. The Company's Board of Directors estimates the current market value of the common stock to be approximately $.07 per share based upon last price traded.

Number of shares outstanding of registrant's Common Stock as of March 15, 2003:
3,365,000.
---------

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

We have not had any revenues since inception and have limited cash available for operations. Our cash requirements for working capital needs have been met solely through loans from an officer and the principal stockholder of the Company.

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

In April 1999, we distributed to our shareholders as a dividend all of the TrueYou shares owned by us. TrueYou sells training and professional self-help programs known as Best Steps through its website, Best Steps are three-minute text and audio modules that are educational and motivational, providing information written and narrated by best-selling authors. They are designed to make participants more effective in various "communities," including success, business, selling, communications, relationships, health and fitness and serenity. TrueYou scaled back its operations and had no revenues during 2002. It had revenues of $49,000 and $27,000 during 2001 and 2000, respectively. Alan Gelband, one of our directors and the controlling shareholder of the Company, is the founder, Chairman, Chief Executive Officer and a principal shareholder of TrueYou.

In May 1999, we acquired a 50% ownership interest in AccessNewAge at a cost of $17,000 and loaned AccessNewAge the sum of $8,000. The loan bears interest at the rate of 6% per annum and was payable in full on May 15, 2002. The maturity date has been extended to May 15, 2003. We currently have no operations or material business interests independent of AccessNewAge.

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

AccessNewAge.com was initially launched in April 1996. However, there are currently no on-line links and limited sources of advertising designed to promote the site and product sales. As a result, revenues of AccessNewAge have been limited (approximately $ 43,500 and $45,300 during 2002 and 2001, respectively) and insufficient to generate cash flow distributable to UNMS. AccessNewAge had net income of approximately $7,000 and $7,600 in fiscal 2002 and 2001 respectively. Based on our current assessment of AccessNewAge, we do not anticipate the revenues or net income of AccessNewAge to materially increase or result in distributions to UNMS during 2003.

AccessNewAge does not maintain any inventory of products offered on its website. Product orders are processed by AccessNewAge and then sent to the product manufacturer/supplier for order fulfillment.

Employees

As of March 22, 2003, we had no full-time employees and one part-time employee, Kenneth Levy, who is our President and Chief Executive Officer. Mr. Levy devotes approximately one-third of his working time to the Company on an as needed basis.

Legal Proceedings

There are no legal proceedings pending or, to our knowledge, threatened against us.


                                  RISK FACTORS


RISKS RELATED TO OUR BUSINESS

Development Stage Company

Since our incorporation in September 1998, our operating activities have consisted primarily of start-up activities, raising start-up capital and co-developing start-up web-based businesses. In May 1999, we acquired a 50% ownership interest in AccessNewAge. Through December 31, 2002, AccessNewAge has had limited revenues from product sales and advertising, and UNMS has had no revenues to date from AccessNewAge. During the years ended December 31, 2002 and 2001, AccessNewAge generated gross revenues of only approximately $43,500 and $45,300, respectively. We have no basis to believe that there will be any material increase in revenues of AccessNewAge in the future based on its current operations. Therefore, it is unlikely that we will derive any revenues from the operations of AccessNewAge in the foreseeable future. Moreover, there can be no assurance that our operations will generate any revenues from other sources or that we will ever generate sufficient revenues to achieve profitability. Subsequently, the investment has been written down to $1,000.

We currently own a small minority interest (approximately 1.9%) in TrueYou, a private company that develops and sells training and professional self-help programs. TrueYou generated no revenues from operations during 2002 and approximately $49,700 during the year ended December 31, 2001, and operated at a net loss for both periods. We purchased our original interest in July 1999 for $150,000 and sold it in February 2001 for $25,000, representing a $125,000 loss. In September 2001 we accepted 90,000 shares of TrueYou from a former officer and director of UNMS as part of a settlement agreement. The investment is carried on the balance sheet at a value of $1. See "Description of Business History."

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

History of Losses; Lack of Revenue

During the years ended December 31, 2002, 2001 and 2000, we had no revenues and our operating expenses have resulted in losses of $97,751, $72,446 and $249,625, respectively. We expect to incur additional operating losses and to experience continued negative cash flow from operations for the foreseeable future. Based on our current business model, it is unlikely that we will achieve, sustain or increase revenues or profitability in the future.

Lack of Marketing Experience

We are a development stage enterprise and have only limited marketing experience. The transition from a start-up operation to an enterprise capable of effectively marketing a website based business requires additional management, technical personnel, capital and other resources. Failure to meet marketing standards could prevent or delay the effective commercialization of our sites and products, even if successfully developed by us. There can be no assurance that we, or our business partners, will be able to effectively market our products and services.

Dependence on Third Parties for Internet Operations

We may rely on the cooperation of owners of Internet search services and on our relationships with third party vendors of Internet development tools and technologies. We can give no assurance that the necessary cooperation from third parties will be available on acceptable commercial terms or at all. If we are unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if our competitors are better able to leverage such relationships, our business, results of operations and financial condition will be materially adversely affected.

RISKS RELATED TO SALES, MARKETING AND COMPETITION

Difficulties Associated with Brand Development

We believe that the importance of brand recognition will increase in the future as the number of websites providing products and services increases. There are many distributors of "New Age" related products and other products we may become associated with, both online and traditional, who enjoy customer brand recognition and compete with us in the digital distribution and mail order markets. Many of these distributors have superior financial strength and resources. We believe that establishing and increasing awareness of brand names -- such as "AccessNewAge" -- is an important aspect of our efforts to continue to attract customers and content providers. However, we currently have no funds or resources available to devote to brand development.

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

We face significant competition from many large, established online communities and services that develop and market Internet content for consumer based websites or otherwise create and operate such websites. These competitors, which have significantly greater financial, technological and marketing resources than us, include Yahoo! Inc., AOL Time Warner, Amazon.com Inc. and Microsoft Corporation. In addition, Internet sites may be developed or acquired by companies currently operating web directories, search engines, shareware archives, content sites, OSPs, ISPs and other entities, many of which are likely to have substantially more resources than us. Furthermore, we compete for users and advertisers with other content providers and with thousands of websites operated by individuals, the government and educational institutions. We also face competitive pressure from traditional media such as newspapers, magazines, radio and television. We believe that the principal competitive factors in generating e-commerce revenue and attracting advertisers include the amount of traffic on its website, brand recognition, customer service, the demographics of our users, our ability to offer targeted audiences and the overall cost-effectiveness of the distribution and advertising medium offered by us. We believe that the number of Internet companies relying on Internet-based e-commerce and advertising revenue, as well as the number of advertisers on the Internet and the number of users, will increase substantially in the future. Accordingly, we will likely face increased competition, resulting in increased pricing pressures on the pricing of our products and the advertising rates, which could have a material adverse effect on us.

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

The Internet has had a limited effect on the market for "New Age" products and services. The current marketplace is characterized by hundreds, and perhaps thousands of small sites - almost all of which are privately owned - that sell or provide "New Age" related products or services. We have no knowledge that any particular competitors are dominant in the web-based New Age products industry.

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

In addition, any failure to effectively develop and introduce new features and functions, or the failure of such new features and functions to achieve market acceptance, could have a material adverse effect on our business, results of operations and financial condition. Unfortunately we currently have no funds available to dedicate to such development.

Dependence on Key Personnel

Our success is dependent, in part, upon key management personnel. In particular, we are highly dependent upon Kenneth Levy, our President and Chief Executive Officer. Mr. Levy is primarily responsible for our day-to-day strategic planning and financing arrangements. Until March 1, 2001, Mr. Levy worked for us on a limited basis, with no compensation. He engaged in other projects unrelated to the Company that required significant time commitments. Thereafter through December 31, 2001, Mr. Levy devoted approximately two-thirds of his work time to us under an agreement that expired on February 28, 2002. Due to our limited capital, the agreement was amended as of January 1, 2002 to reduce Mr. Levy's work time and compensation. He currently devotes work time to us on an as needed basis. The loss of his services could have a material adverse effect on us.

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

FINANCIAL RISKS

Significant Need for Cash; Possible Lack of Sufficient Funds

We have not had any revenues since inception and have limited cash available for operations. Our cash requirements for working capital needs have been met solely through loans from an officer and the principal stockholder of the Company. If we are unable to obtain financing either from a public or private offering of our securities, a strategic joint venture or partnership, or otherwise, we will be unable to expand our operations. This would have a material adverse effect on us. If we raise additional funds by issuing equity or convertible debt securities, such securities may have rights, preferences or privileges senior to those of our existing stockholders and the percentage ownership of our stockholders will be diluted. We can give no assurance that additional financing will be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited.

Control by Principal Stockholders

Mr. Alan Gelband, one of our directors, beneficially owns approximately 61% of our issued and outstanding Common Stock and, therefore, may be able to influence or control the outcome of substantially all actions requiring stockholder approval, including the election of the entire Board of Directors, and the outcome of any stockholder votes concerning a merger, asset sale, or other major corporate transaction affecting us. Such control could also have the effect of delaying, deterring, or preventing an unsolicited takeover of the Company. In addition, Mr. Gelband directly or indirectly holds warrants to purchase an additional 1,171,050 shares of our Common Stock which upon exercise would substantially increase his beneficial ownership of Common Stock.

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

Critical Accounting Policies

Preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company considers the following accounting policies to be both those most important to the portrayal of its financial condition and that require the most subjective judgment.

Income Taxes
The Company records a valuation allowance to reduce its deferred tax asset to the amount that is more likely than not to be realized. We have recorded a 100% valuation allowance against our deferred tax asset, which consists of net operating losses previously realized. The valuation was necessary because the use of these deductions is not reasonably assured since the Company has not yet reached profitability.

Investment Valuation
We evaluate the carrying value of our equity investments whenever certain events or changes in circumstances indicate that the carrying amount of these investments may not be recoverable. Criteria used include whether the entity has experienced consistent declines in financial performance or difficulties in raising capital to continue operations. At December 31, 2002 management has determined that these investments were impaired and have accordingly recorded a write down for these.

Forward Looking Statements

This Report contains certain forward-looking statements concerning our business strategies, operations, economic performance and financial conditions. These statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Consequently, actual results will vary from the statements contained herein and such variance may be, and is likely to be, material. Prospective investors should not place undue reliance on this information. In addition, we undertake no obligation to update forward looking statements even if our goals, strategies and expectations change from time to time.

Item 2.  Description of Property
         -----------------------

As of January 1, 2002, our principal office space is provided at no cost by one of our directors, Alan Gelband. It is located at 750 Third Avenue, New York, New

York. Our President, Ken Levy, uses his home for most of his business activities related to UNMS and does not charge any rent to UNMS. During 2001, we paid an aggregate of $9,600 for rent pursuant to an agreement with TrueYou under which TrueYou provided office space and computer equipment and permitted us to use TrueYou's telephone system, photocopy and facsimile machines and printers. This agreement expired on December 31, 2001. We do not own or lease any other real property.

Although we do not have any formal investment policies, we have no present intention to make any investments in, or acquire any interests in, real estate, real estate mortgages, real estate investment trusts or other real estate related securities or investments.

Item 3.  Legal Proceedings
         -----------------

We are not a party to any legal proceedings which could have a material adverse effect on our business.

Item 4.  Submission of Matters to a
         Vote of Security Holders
         --------------------------

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.


                                     PART II


Item 5.  Market For Common Equity and
         Related Stockholder Matters
         ----------------------------

In July 2001, shares of our Common Stock commenced trading on the OTC Bulletin Board under the symbol UMKG. However, trading is extremely sporadic and there is currently virtually no public trading market for our Common Stock.

The following table sets forth, for the period indicated, the high and low bid prices for our shares of Common Stock from July 25, 2001 through December 31, 2002 as reported by NASDAQ Pink Sheet Library:

                                              High Bid          Low Bid

        Year Ended December 31, 2001
                 Third Quarter                  $.12               $.10
                 Fourth Quarter                 $.12               $.12

        Year Ended December 31, 2002
                 First Quarter
                 Second Quarter                 $.12               $.11
                                                $.12               $.12
                 Third Quarter                  $.115              $.11
                 Fourth Quarter                 $.105              $.06

Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of January 31, 2003, we had 3,365,000 shares of Common Stock issued and outstanding and approximately 285 holders of record of our shares of Common Stock. In addition, we have outstanding (i) options to purchase an aggregate of 250,000 shares of Common Stock with an exercise price of $.10 per share (ii) 11% promissory Notes in the principal amount of $155,733, (iii) warrants exercisable for 1,250,000 shares of Common Stock with an exercise price of $.10 per share,
(iv) warrants exercisable for 178,750 shares of Common Stock with an exercise price of $.11 per share, (v) warrants exercisable for 78,581 shares of Common Stock with an exercise price of $.07 per share and (vi) ) warrants exercisable for 50,000 shares of Common Stock with an exercise price of $.06 per share.

We have not paid any cash dividends and do not anticipate that we will pay any cash dividends on our Common Stock in the foreseeable future. Payment of dividends is within the discretion of our Board of Directors and will depend, among other factors, upon our earnings, financial condition and capital requirements.

In May 2002, the Company issued to Alan Gelband, a director and principal stockholder of the Company, and Kenneth Levy, an officer and director of the Company, 11% Promissory Notes in the principal amounts of $100,000 and $25,000, respectively, in exchange for previously issued 11% Promissory Notes of the Company (in the same principal amounts) held by Messrs. Gelband and Levy that came due in May 2002 (the "Original Notes"). The Original Notes were cancelled and the Company, in lieu of paying accrued and unpaid interest thereon, issued to Messrs. Gelband and Levy additional 11% Promissory Notes in the aggregate principal amounts of $5,500 and $1,375, respectively, and warrants to purchase 55,000 shares and 13,750 shares, respectively, of the Company's common stock. The warrants have a five-year term and an exercise price of $.11 per share.

In May 2002, Messrs. Gelband and Levy each purchased, for a purchase price of $5,500 (an aggregate of $11,000), 11% Promissory Notes of the Company in the principal amount of $5,500 (an aggregate of $11,000) and warrants to purchase 55,000 shares of the Company's common stock (an aggregate of 110,000 shares). The warrants have a five-year term and an exercise price of $.11 per shares.

In November 2002, Mr. Levy purchased for $5,000, 11% Promissory Notes of the Company in the principal amount of $5,000 and warrants to purchase 50,000 shares of the Company's common stock. The warrants have a five-year term and an exercise price of $.06 per share.

In November 2002, the Company issued to Messrs. Gelband and Levy 11% Promissory Notes in the principal amounts of $6,105 and $1,753, respectively, and warrants to purchase 61,050 shares and 17,531 shares, respectively, of the Company's common stock, in lieu of paying accrued and unpaid interest on the 11% Promissory Notes held by Messrs. Gelband and Levy. The warrants have a five-year term and an exercise price of $.07 per share.

All of the 11% Promissory Notes have a one-year maturity date, with interest payable semi-annually. The notes and warrants referred to above were issued to either Messrs. Gelband and Levy directly or to their respective pension plans. All of the foregoing transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. No underwriter was engaged in connection with the foregoing sales of securities.

Item 6.  Plan of Operation
         -----------------

As of December 31, 2002, we had a cash balance of approximately $8,200. During fiscal 2002, two of our principals (directly or indirectly) purchased 11% Promissory Notes of the Company in the aggregate principal amount of $16,000 and warrants to purchase an aggregate of 160,000 shares of Common Stock. The Notes are due and payable as to $11,000 (plus accrued and unpaid interest) in May 2003 and as to $5,000 in November 2003. The warrants have a five-year term, have exercise prices ranging from $.06 to $.11 per share and have "cashless" exercise features. See "Part II, Item 5 - Market For Common Equity and Related Stockholder Matters."

Based on our current cash position and funding commitments of management, we believe we could maintain our operations as currently conducted and satisfy our cash requirements for the next twelve (12) months. However, in order to expand our operations we would be required to raise additional funds through equity or debt offerings or otherwise. We are not currently seeking to raise such additional funds. We do not anticipate performing significant product research and development or purchasing plant or significant equipment during the next twelve months.

Item 7.  Financial Statements
         --------------------

See Index to Financial Statements, which is Part III - Item 13 of this Report, and the Financial Statements attached to this Report.

Item 8.  Changes in and Disagreements
         With Accountants on Accounting
         and Financial Disclosure
         ------------------------------

None.

                                    PART III


Item 9.  Directors, Executive Officers,
         Promoters and Control Persons.
         Compliance with Section 16(a)
         Of the Exchange Act
         ------------------------------

         Name                    Age        Position with the Company
         Kenneth Levy            56         President and Director
         Alan Gelband            58         Director

Kenneth Levy has served as our President since January 2000. Since that date, and ending in January 2001, he has also served as Executive Vice President of TrueYou.com Inc., an Internet-based provider of professional and personal growth programs. From March 1996 to January 2000 he served as Senior Managing Director of Janssen/Meyers Associates, an investment banking and brokerage firm. Mr. Levy serves as Director of Orlando Predator Entertainment Corporation (NASDAQ Small
Cap), an owner of a number of Arena Football League and AF2 teams.

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

Section 16(a)  Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our Common Stock are required to report their initial ownership of the Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission ("SEC"). Specific due dates have been established by the SEC, and we are required to disclose in this Report any failure to file by those dates. The Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors, and ten-percent beneficial owners during 2002 except as follows: The Form 4s of Kenneth Levy and Alan Gelband that were required to be filed to report their acquisition of warrants to purchase 136,281 and 171,050 shares, respectively, in connection with loans to the Company made in May and November 2002 have not yet been filed. See "Part II, Item 5 - Market For Common Equity and Related Stockholder Matters."

Item 10. Executive Compensation
         -----------------------

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

Summary Compensation Table

                                                    Annual                        Long-Term
                                                  Compensation                  Compensation
                                                ---------------------------------------------------
Name and Principal Position          Fiscal      Salary ($)         Bonus         Securities
                                                                     ($)        Underlying Options/
                                       Year                                       SARs (#)
-------------------------------------------------------------    ----------------------------------
Kenneth Levy                           2002     12,000               -0-            -0-
  President                            2001                          -0-          250,000
                                                20,000


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

From March 1, 2001 through December 31, 2001, Mr. Levy devoted approximately two-thirds of his working time to the Company pursuant to a written agreement. Under the agreement, Mr. Levy served as our President and was paid a salary of $2,000 per month. The agreement had a one-year term expiring February 28, 2002. Due to our limited capital, the agreement was amended as of January 1, 2002 to reduce his work time and his compensation to $1,000 per month.

                             Option Plans and Grants

An aggregate of 500,000 shares of Common Stock are reserved for issuance or available for grant under our 2000 Stock Option Plan (the "Option Plan"). Options granted under the Option Plan may either be intended to qualify as incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or as non ISOs. The Option Plan is administered in all respects by the Board of Directors or a committee composed of at least two members of the Board of Directors who are designated by the Board (the "Stock Option Committee"). The Stock Option Committee may determine the persons to whom options are to be granted and the number of shares subject to each option. Under the terms of the Option Plan, all officers, directors, employees and consultants of the Company or subsidiaries of the Company are eligible for option grants. The option exercise price of options granted under the Option Plan is fixed by the Stock Option Committee but, in the case of ISOs must be no less than 100% of the fair market value of the shares of Common Stock subject to the option at the time of grant, except that in the case of an employee who possesses more than 10% of the total combined voting power of all classes of stock of the Company (a "10% Holder"), the exercise price must be no less than 110% of said fair market value. Options may be exercised by the payment in full in cash or, at the discretion of the Stock Option Committee, by the tendering of shares of Common Stock to acquire shares of Common Stock having a fair market value, as determined by the Stock Option Committee, equal to the option exercise price. Options granted under the Option Plan may not be exercised more than ten years after the date of grant, five years in the case of an ISO granted to a 10% Holder. Options to purchase 250,000 shares are currently outstanding under the Option Plan, all of which were granted to Kenneth Levy, our President. Such options, intended to qualify as ISOs, have a five year term and an exercise price of $.10 per share. No options were granted during 2002.

Item 11. Security Ownership of Certain
         Beneficial Owners and Management
         --------------------------------

The following table sets forth information regarding beneficial ownership of our Common Stock as of March 15, 2003 by (i) each person known by us to be the beneficial owner of more than five percent of our outstanding Common Stock, (ii) each of our directors, (iii) our Chief Executive Officer (our sole officer), and
(iv) all of our officers and directors as a group. We believe that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. On March 15, 2003, the Company had 3,365,000 shares issued and outstanding.

Name and Address of                     Number of          Percent of
 Beneficial Owner                        Shares              Class
---------------------------------- -------------------- ----------------
Alan Gelband                           3,221,150(1)          71.0%
575 Madison Ave.
New York, NY 10022

Kenneth Levy                           648,281(2)            16.2%
575 Madison Avenue
New York, NY 10022
                                     3,869,431(1)(2)         74.8%
All directors and officers
as a group (2 persons)


(1) Includes (i) 8,100 shares owned of record by a defined pension plan and trust of which Mr. Gelband is the beneficiary, (ii) 40,000 shares owned by Mr. Gelband's children, (iii) 2,000 shares owned by a charitable foundation of which Mr. Gelband and his wife are trustees and (iv) 2,000,000 shares owned directly by Mr. Gelband. Also includes 1,171,050 shares issuable upon exercise of warrants owned by a pension plan of which Mr. Gelband is the beneficiary. Does not include 10,000 shares owned by Mr. Gelband's wife. Mr. Gelband disclaims beneficial ownership of said shares owned by his wife.

(2) Includes (i) 2,000 shares owned by Mr. Levy's children, (ii) 10,000 shares owned by pension plans of Mr. Levy and his wife, and (iii) 250,000 shares issuable upon exercise of options, and 50,00 warrants held by Mr. Levy that are currently exercisable. Also includes 336,281 share issuable upon exercise of warrants owned by a pension plan of which Mr. Levy is the beneficiary.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

Mr. Gelband, a founder, director and controlling stockholder of the Company, is the founder, Chairman, Chief Executive Officer and a principal stockholder of TrueYou.com Inc. ("TrueYou"). He currently owns approximately 41% of the issued and outstanding common stock of TrueYou. Until February 2001, we owned less than a 3% interest in TrueYou. See "Part I, Item 1 - Description of Business - the Company." During the fiscal year ended December 31, 2000, TrueYou paid Mr. Gelband compensation of $120,000, of which approximately $90,000 was accrued and unpaid. Mr. Gelband was not paid any compensation during 2001 or 2002.

In April 1999, Mr. Gelband purchased 1,100,000 shares of our stock for $100,000. He currently beneficially owns an approximately 61% stock interest in UNMS (71% giving effect to shares issuable upon exercise of warrants held by Mr. Gelband). See "Part III, Item 11 - Security Ownership of Certain Beneficial owners and Management." During the fiscal years ended December 31, 1999 and 2000, we paid Mr. Gelband (through Alan Gelband & Company, a consulting company that is wholly-owned by Mr. Gelband) consulting fees of approximately $35,000 and $55,000. He has received no compensation since then.

Mr. Levy, President and a director of the Company serves as Executive Vice President of TrueYou, where he has been employed since January 1, 2000. During the fiscal year ended December 31, 2000, TrueYou paid Mr. Levy compensation of $120,000 and issued him options to purchase 100,000 shares of TrueYou stock. Those options have expired.

See "Part II, Item 6 - Plan of Operation" for a description of our promissory notes and warrants purchased by Messrs. Gelband and Levy (through pension plans). The notes, which are in the aggregate principal amount of $155,733 and bear interest at the rate of 11% per annum, are due and payable $142,875 in May 2003 and $12,858 on November 2003.

During the fiscal year ended December 31, 2000, we paid TrueYou a facility management fee of approximately $32,000. In consideration for the fee, TrueYou provided general administrative services. The services were provided under an informal oral arrangement. From January 1, 2001 through December 31, 2001, the Company paid TrueYou an aggregate of $9,600 pursuant to an agreement under which TrueYou provided office space and computer equipment and permits us to use TrueYou's telephone system, photocopy and facsimile machines and printers. During 2002 the Company did not have any obligations with regard to office space or equipment.

See "Part II, Item 5 - Market For Common Equity and Related Stockholder Matters" for a discussion of 11% Promissory Notes and warrants acquired by Messrs. Gelband and Levy during fiscal 2002.

Item 13. Exhibits, List and Reports on Form 8-K
         --------------------------------------

     (a)  Exhibit
          No.                   Description
          -------               -----------

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

          99.1      Certification Pursuant to 18 U.S.C. Section 1350.

     (b)  Reports on Form 8-K: None.
          --------------------

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



/s/ Kenneth Levy                                 Date:        March 22, 2003
---------------------------
Kenneth Levy, a Director
and President


/s/ Alan Gelband                                 Date:        March 22, 2003
---------------------------
Alan Gelband, a Director

                                 CERTIFICATIONS

I, Kenneth Levy, President, principal executive officer and principal financial officer, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of United Network Marketing Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 22, 2003


By: /s/ Kenneth Levy
Kenneth Levy, President, Principal Executive Officer and
Principal Financial and Accounting Officer

Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of United Network Marketing Services, Inc. (the "Company") on Form 10-KSB for the Fiscal Year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth Levy, President, Principal Executive Officer and Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Kenneth Levy
---------------------------------------------
Kenneth Levy
President, Principal Executive
Officer and Principal Financial
and Accounting Officer
March 22, 2003

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

INDEPENDENT AUDITOR'S REPORT




To the Stockholders of
United Network Marketing Services, Inc.


We have audited the accompanying balance sheets of United Network Marketing Services, Inc. (a development stage company) as of December 31, 2001 and 2002, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended and the cumulative amounts for the period from September 15, 1998 (date of incorporation) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Network Marketing Services, Inc. (a development stage company) as of December 31, 2001 and 2002 and the results of its operations and its cash flows for the years then ended and the cumulative amounts for the period from September 15, 1998 (date of incorporation) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



GOLDSTEIN GOLUB KESSLER LLP
New York, NY

March 7, 2003

UNITED NETWORK MARKETING SERVICES, INC.
(a development stage company)
BALANCE SHEET

------------------------------------------------------------------------------------------------------

December 31,                                                            2001                      2002
------------------------------------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents                                       $   32,964                $    8,164
  Note receivable - related party                                      8,000                     8,000
  Interest receivable                                                      -                     3,241
------------------------------------------------------------------------------------------------------

      Total current assets                                            40,964                    19,405

Property and Equipment - net                                             804                     -

Investments                                                           25,528                     1,002

Notes Receivable - related party                                      18,200                    18,200

Deferred Income Tax Asset                                             -                         -

------------------------------------------------------------------------------------------------------
      Total Assets                                                $   85,496                $   38,607
======================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable and accrued expenses                           $   16,456                $   18,150

   Notes payable - related parties                                    -                        141,460
------------------------------------------------------------------------------------------------------

      Total current liabilities                                       16,456                   159,610

Notes Payable - related parties                                      117,881                    -

------------------------------------------------------------------------------------------------------
      Total liabilities                                              134,337                   159,610
------------------------------------------------------------------------------------------------------

Commitments

Stockholders' Deficiency:
  Preferred stock - $.001 par value; authorized 1,000,000
   shares; none issued
  Common stock - $.001 par value; authorized 20,000,000
   shares; issued and outstanding 3,365,000 shares                     3,365                     3,365
  Additional paid-in capital                                         561,268                   586,857
  Deficit accumulated during the development stage                  (613,474)                 (711,225)

------------------------------------------------------------------------------------------------------
      Total stockholders' deficiency                                 (48,841)                 (121,003)
------------------------------------------------------------------------------------------------------

      Total Liabilities and Stockholders' Deficiency              $   85,496                $   38,607
======================================================================================================


                                               See Notes to Financial Statements

UNITED NETWORK MARKETING SERVICES, INC.
(a development stage company)

STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------


                                                                                                           Period from
                                                                                                        September 15,
                                                                                                         1998 (date of
                                                          Year ended                Year ended       incorporation) to
                                                         December 31,              December 31,            December 31,
                                                                2001                      2002                    2002
----------------------------------------------------------------------------------------------------------------------

General and administrative expenses:
  Salaries                                                 $   20,000                $   12,000             $   32,000
  Consulting fees                                              10,000                    -                     208,731
  Write-off of note receivable from consultant                 -                         -                      30,000
  Recovery of bad debt                                        (23,500)                   -                     (23,500)
  Professional fees                                            50,710                    27,275                186,792
  Depreciation                                                  2,014                       804                  9,701
  Stock transfer expense                                        8,698                       188                 14,854
  Facility management                                           9,600                       900                 43,732
  Taxes                                                         1,779                     1,455                  8,187
  Interest and amortization of discount on debt                29,183                    33,168                 64,379
  Office expenses                                                 618                       721                  3,323
  Advertising                                                  -                         -                       1,243
  Miscellaneous                                                -                         -                       2,433
  Travel                                                       -                            718                    718
----------------------------------------------------------------------------------------------------------------------

Total general and administrative expenses                     109,102                    77,229                582,593

Interest and dividend income                                    4,417                     4,004                 26,770

Gain on sale of stock                                          38,096                    -                      38,096

Equity in loss of investments                                  (5,857)                   -                    (138,973)

Impairment loss on investment                                  -                        (24,526)               (54,525)

----------------------------------------------------------------------------------------------------------------------
Net loss                                                  $   (72,446)              $   (97,751)             $(711,225)
======================================================================================================================

Basic and diluted loss per common share                   $     (0.02)              $     (0.03)                  -
======================================================================================================================

Weighted-average number of common
 shares outstanding                                         3,350,972                 3,365,000                   -
======================================================================================================================


See Notes to Financial Statements

UNITED NETWORK MARKETING SERVICES, INC.
(a development stage company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------

Period from September 15, 1998 (date of incorporation) to December 31, 2002
--------------------------------------------------------------------------------

                                                                                            Deficit
                                                                                          Accumulated        Total
                                                 Common Stock     Additional              During the     Stockholders'
                                              Number        Par     Paid-in    Treasury   Development       Equity      Price
                                    Date     of Shares     Value    Capital      Stock       Stage       (Deficiency)   Per Share
---------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock
 upon distribution from United
 Network Technologies, Inc.       9/29/98    2,230,000    $2,230   $390,810     -            -            $ 393,040      $.176

Net loss                                     -            -         -           -         $  (74,358)       (74,358)         -
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                 2,230,000     2,230    390,810     -            (74,358)       318,682          -

Issuance of common stock          4/07/99    1,100,000     1,100     98,900     -            -              100,000        .091

Negative equity of
 deconsolidated subsidiary                   -            -          43,093     -            -               43,093          -

Net loss                                     -            -         -           -           (217,045)      (217,045)         -
------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                 3,330,000     3,330    532,803     -           (291,403)       244,730          -

Issuance of warrant in
connection with long-term debt               -            -          20,000     -            -               20,000          -

Net loss                                     -            -         -           -           (249,625)      (249,625)         -
------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                 3,330,000     3,330    552,803     -           (541,028)        15,105          -

Issuance of common stock for
 services rendered                6/21/01       45,000        45      4,455     -            -                4,500        .10

Issuance of warrant in
connection with long-term debt               -            -           5,000     -            -                5,000          -

Receipt of treasury stock in
 settlement of prior obligation   9/20/01      (10,000)   -         -          $(1,000)      -               (1,000)         -

Retirement of treasury stock                 -               (10)      (990)     1,000       -               -               -

Net loss                                     -            -         -           -            (72,446)       (72,446)         -
------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                 3,365,000     3,365    561,268     -           (613,474)       (48,841)         -

Issuance of warrants in connection
 with notes payable                          -            -          25,589     -                            25,589          -

Net loss                                     -            -         -           -            (97,751)       (97,751)         -

------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                 3,365,000    $3,365   $586,857  $   - 0 -     $(711,225)     $(121,003)         -
==============================================================================================================================


See Notes to Financial Statements

UNITED NETWORK MARKETING SERVICES, INC.
(a development stage company)

STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                                                    Period from
                                                                                                                  September 15,
                                                                                                                  1998 (date of
                                                                              Year ended        Year ended    incorporation) to
                                                                             December 31,      December 31,         December 31,
                                                                                    2001              2002                 2002
--------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                                      $ (72,446)       $ (97,751)           $ (711,225)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                   2,014               804                 9,701
    Accrued interest                                                              -                 14,733                14,733
    Common stock issued for services                                               4,500                                   4,500
    Amortization of debt discount                                                 16,770            18,435                36,316
    Gain on sale of investment                                                   (38,096)                                (38,096)
    Impairment loss on investments                                                -                 24,526                54,525
    Uncollectible note receivable                                                 -                -                      30,000
    Recovery of bad debt                                                         (23,500)                                (23,500)
    Equity in loss of investments                                                  5,857           -                     138,973
    Changes in operating assets and liabilities:
      (Increase) decrease in other current assets                                     65            (3,241)               (2,125)
      Increase (decrease) in accounts payable and accrued expenses               (32,682)            1,694               (24,899)
--------------------------------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                    (137,518)          (40,800)             (511,097)
--------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Increase in notes receivable                                                   (18,200)           -                    (26,200)
  Purchase of investments                                                         -                 -                   (197,000)
  Proceeds from sale of investment                                                63,095            -                     63,095
--------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities                        44,895            -                   (160,105)
--------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from sale of common stock                                             -                  -                    100,000
  Negative equity of deconsolidated subsidiary                                   -                  -                     43,093
  Proceeds from notes payable and warrants                                        25,000            16,000               141,000
  Cash received upon distribution from United Network Technologies, Inc.         -                  -                    395,273
--------------------------------------------------------------------------------------------------------------------------------
       Cash provided by financing activities                                      25,000            16,000               679,366
--------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                             (67,623)          (24,800)                8,164
Cash and cash equivalents at beginning of period                                 100,587            32,964                -
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $   32,964         $   8,164            $    8,164
=================================================================================================================================

Supplemental disclosures of cash flow information:
  Cash paid during the period for income taxes                                $  -              $   -                 $    4,273
=================================================================================================================================
  Cash paid during the period for interest                                    $   13,330        $   -                 $   13,330
=================================================================================================================================

Supplemental schedule of noncash financing activities:
  Net liabilities over assets upon distribution from United
 Network Technologies, Inc.                                                   $         -       $  -                  $     2,233
=================================================================================================================================

  Warrants issued with notes payable and long-term debt                       $    5,000         $  25,589            $   50,589
=================================================================================================================================
  Common stock issued for services                                            $    4,500         $  -                 $    4,500
=================================================================================================================================
  Receipt of investment and treasury stock in settlement of prior obligation  $   23,500         $  -                 $   23,500
=================================================================================================================================


See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1. FORMATION OF United Network Marketing Services, Inc. (a development stage BUSINESS, company) (the "Company" or "UNMS") was formed on September PRINCIPAL 15, 1998 under the laws of the State of Delaware. The
     BUSINESS       Company  has  been  in  the  development   stage  since  its
     ACTIVITY AND   inception.
     SUMMARY OF
     SIGNIFICANT    Pursuant to the terms of a merger  agreement  between United
     ACCOUNTING     Network    Technologies,    Inc.   ("UNTI")   and   Pan-Agra
     POLICIES:      International Corporation, UNTI incorporated and established
                    UNMS as a wholly owned subsidiary of UNTI. Prior to the effective date of the merger, UNTI declared a dividend of all of the shares of UNMS to the premerger shareholders. In addition, on September 28, 1998, certain assets of UNTI, mainly cash of approximately $395,000 and miscellaneous other assets, including all of the outstanding shares of TrueYou.com Inc. ("TY"), were distributed to the Company.
                    After the distribution, TY became a wholly owned subsidiary of UNMS. On April 9, 1999, UNMS declared a dividend of all of its shares of TY and distributed the shares to its shareholders.

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

                    The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock options issued to employees and has adopted the disclosure-only provision of SFAS No. 123. Had the Company elected to recognize compensation cost based on the fair value of the options granted on the grant date, as prescribed by SFAS No. 123, the Company's net loss and net loss per common share would approximate the pro forma amounts shown in the following table:

                    Year ended December 31,                        2001       2002

                    ------------------------------------------------------------------

                    Reported net loss                          $(72,446)    $(97,751)

                    Deduct:  Total stock-based employee
                     compensation expense determined
                     under fair-value-based method for
                     all awards, net of related tax effects       3,300

                     -----------------------------------------------------------------
                    Pro forma net loss                         $(75,746)    $(97,751)
                    ==================================================================

                    Reported net loss per common share         $   (.02)    $   (.03)
                    ==================================================================

                    Pro forma net loss per common share        $   (.02)    $   (.03)
                    ==================================================================

                    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended December 31, 2001: expected volatility of .0%, risk-free interest rate of 5.8%, expected option life of 5 years, and no expected dividends.

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS


2.   PROPERTY AND   Property and equipment, at cost, consists of the following:
     EQUIPMENT:

                                                                           Estimated
                    December 31,                      2001        2002    Useful Life
-------------------------------------------------------------------------------------

                    Computer equipment              $7,694      $7,694        5 years
                    Furniture and fixtures           2,007       2,007        7 years
-------------------------------------------------------------------------------------

                                                     9,701       9,701
                    Less accumulated depreciation    8,897       9,701

-------------------------------------------------------------------------------------
                                                   $   804      $- 0 -
=====================================================================================


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

                    During June 2002, the investment in TY was deemed worthless and, accordingly, was written down to $1, resulting in a noncash charge of $12,914 to operations.

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS


                    During 1999, the Company also purchased 50% of ANA at a cost of $17,000. For the year ended December 31, 2001, the Company recognized its share of income of $3,728. At December 31, 2001, the investment in ANA amounted to $12,612.

                    During 2002, the Company recorded an impairment charge of $11,612 related to this acquisition resulting in a noncash charge to operations. At December 31, 2002, the investment in ANA amounted to $1,000.

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


4.   NOTES          The Company has a note  receivable  from ANA (see Note 3) in
     RECEIVABLE:    the amount of $8,000. The note was originally due on May 15,
                    2002 and bore interest at the rate of 8% per annum, payable semiannually. This note was subsequently extended to June
                    2003 at an interest rate of 6%.

                    The Company has various notes receivable from an officer of the Company amounting to $18,200 at December 31, 2001 and 2002. These notes are payable at various dates through September 2004 and bear interest at the rate of 12% per annum, payable annually.

                    Interest  income amounted to  approximately  $600 and $3,700
                    for  the   years   ended   December   31,   2001  and  2002,
                    respectively.


5.   SHORT-TERM     The  Company  has notes  payable in the  amount of  $125,000
     DEBT:          payable to related entities.  The notes bear interest at 11%
                    and were originally due May 31, 2002 and subsequently extended to May 31, 2003. The Company also issued warrants to purchase 1,250,000 shares of the Company's common stock at $.10 per share in connection with these notes. The value assigned to the warrants, amounting to $25,000, represents a debt discount and is being amortized over the original term of the notes. During 2002, accrued and unpaid interest on these notes of $6,875 was converted into new notes as described below.

                    During the year ended December 31, 2002, the Company issued additional notes in the amount of $30,734 payable to related entities, including the accrued and unpaid interest on the notes payable above as well as the new notes amounting to $14,733. These notes bear interest at 11% and are due at various dates in 2003.

                    The Company also issued warrants to purchase 307,340 shares of the Company's common stock at exercise prices ranging from $.06 to $.11 per share in

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS


                    connection with these notes. The value assigned to the warrants, amounting to $25,589, represents a debt discount and is being amortized over the term of the notes.

                    Interest expense amounted to approximately $13,000 and $15,000 for the years ended December 31, 2001 and 2002, respectively.

                    Amortization of debt discount amounted to approximately $16,800 and $18,400 for the years ended December 31, 2001 and 2002, respectively.


6.   STOCK OPTION   During 2000, the Company  adopted an incentive  stock option
     PLAN:          plan (the "Plan")  under which  options to purchase  500,000 shares of common stock may be granted to certain key employees. The exercise price will be based on the fair market value of such shares as determined by the board of directors at the date of the grant of such options. On
                    November 1, 2000, options to purchase 250,000 shares of common stock at an exercise price of $.10 per share were granted to the Company's president. Of the 250,000 shares, 70,000 shares vest on the date of grant and the balance will vest 15,000 shares per month commencing December 1, 2000. As of November 1, 2001, all 250,000 shares are vested.


7.   INCOME TAXES:  The  Company  has  a  net  operating  loss  carryforward  of approximately $504,000 at December 31, 2002 available to offset future taxable income expiring at various dates through the year 2022.

                    The Company recorded a deferred income tax asset to reflect the effect of net operating loss carryforwards aggregating approximately $250,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a 100% valuation allowance against this deferred income tax asset at December 31, 2002.

                    The provision (benefit) for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:

                    Year ended December 31,               2001          2002
                    -----------------------------------------------------------

                    Federal statutory rate                 (34)%         (34)%
                    Increase in valuation allowance         34            34
                    -----------------------------------------------------------
                                                             0%            0%
                    ===========================================================

8.   RELATED PARTY  The Company had an informal  agreement  with TY in which the
     TRANSACTIONS:  Company  reimburses  TY for  administrative  expenses it has incurred on the Company's behalf. For the years ended December 31, 2001 and 2002, the Company paid TY approximately $10,000 and $ - 0 -, respectively.

                    During the year ended December 31, 2001, the Company issued 45,000 shares of common stock to officers of ANA (see Note
                    3) for services rendered valued at $.10 per share.

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS


9. RECOVERY OF During September 2001, the Company received 10,000 shares of BAD DEBT: common stock of UNMS, valued at $.10 per share, and 90,000 shares of common stock of TY valued at $.25 per share in full satisfaction of a note receivable in the amount of $30,000 from a former consultant and officer of the Company.
                    This note was previously written off by the Company and therefore this settlement was recorded as income during the year ended December 31, 2001.

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)

                                                       SUPPLEMENTARY INFORMATION