Form 10QSB
period 2003-03-31
UNITED NETWORK MARKETING SERVICES INC
filed 2003-05-14
CIK 1128008

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

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

                                750 THIRD AVENUE
                               NEW YORK, NY 10017
                    (Address of principal executive offices)

                                 (212) 688-2808
                 (Issuer's telephone number including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares  outstanding of the issuer's Common Stock as of March 31, 2003:
3,365,000

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)

                                                         STATEMENT OF OPERATIONS

                                  BALANCE SHEET
----------------------------------------------------------------------------------------------------------------------
                                                                                   March 31,               December 31,
                                                                                        2003                      2002
----------------------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                                      $     1,141               $     8,164
  Note receivable - related party                                                      8,000                     8,000
  Interest receivable                                                                  3,907                     3,241
----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                            13,048                    19,405
Investments                                                                            1,002                     1,002
Notes Receivable - related party                                                      18,200                    18,200
Deferred Income Tax Asset                                                                 --                        --
----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                $   32,250                $   38,607
======================================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Accounts payable and accrued expenses                                           $   27,102                $   18,150
  Notes payable - related parties                                                    147,857                   141,460
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                      174,959                   159,610
----------------------------------------------------------------------------------------------------------------------
Commitments
Stockholders' Deficiency:
  Preferred stock - $.001 par value; authorized 1,000,000
   shares; none issued
  Common stock - $.001 par value; authorized 20,000,000
   shares; issued and outstanding 3,365,000 shares                                     3,365                     3,365
  Additional paid-in-capital                                                         586,857                   586,857
  Deficit accumulated during the development stage                                  (732,931)                 (711,225)
----------------------------------------------------------------------------------------------------------------------
      Total stockholders' deficiency                                                (142,709)                 (121,003)
----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Deficiency                              $   32,250                $   38,607
======================================================================================================================

                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)

                                                         STATEMENT OF OPERATIONS

                                                                                                    Period from
                                                                                                  September 15,
                                                                                                  1998 (date of
                                                      Three mon             Three months      incorporation) to
                                                    ended March 31,      ended March 31,              March 31,
                                                              2003                  2002                   2003
---------------------------------------------------------------------------------------------------------------
                                                        (unaudited)           (unaudited)            (unaudited)
General and administrative expenses:
  Salaries                                             $     3,000           $     3,000           $    35,000
  Consulting fees                                             --                    --                 208,731
  Write--off of note receivable from consultant               --                    --                  30,000
  Recovery of bad debt                                        --                    --                 (23,500)
  Professional fees                                          7,833                10,972               194,625
  Depreciation                                                --                     503                 9,701
  Stock transfer expense                                      --                    --                  14,854
  Facility management                                         --                   2,700                43,732
  Taxes                                                        959                   695                 9,146
  Interest and amortization of discount on debt              9,834                 4,271                74,213
  Office expenses                                               93                    83                 3,416
  Advertising                                                 --                    --                   1,243
  Miscellaneous                                                781                   857                 3,214
  Travel                                                      --                    --                     718
---------------------------------------------------------------------------------------------------------------
Total general and administrative expenses                   22,500                23,081               605,093
Interest and dividend income                                   794                   218                27,564
Gain on sale of stock                                         --                    --                  38,096
Equity in loss of investments                                 --                    --                (138,973)
Impairment loss on investments                                --                    --                 (54,525)
---------------------------------------------------------------------------------------------------------------
Net loss                                               $   (21,706)          $   (22,863)          $  (732,931)
===============================================================================================================
Basic and diluted loss per common share                $     (0.01)          $     (0.01)                 --
===============================================================================================================
Weighted--average number of common
 shares outstanding                                      3,365,000             3,365,000                  --
===============================================================================================================

                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)

                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
================================================================================
Period from September 15, 1998 (date of incorporation) to March 31, 2003
--------------------------------------------------------------------------------

                                                                                                Deficit
                                            Common Stock                                      Accumulated       Total
                                            ------------             Additional                During the    Stockholders'
                                              Number        Par       Paid-in    Treasury     Development       Equity     Price
                                    Date     of Shares     Value      Capital      Stock         Stage       (Deficiency)  Per Share
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
 upon distribution from United
 Network Technologies, Inc.       9/29/98    2,230,000    $2,230     $390,810        --            --           $ 393,040      $.176
Net loss                                        --          --          --           --      $  (74,358)          (74,358)       --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 2,230,000     2,230      390,810        --         (74,358)          318,682        --
Issuance of common stock          4/07/99    1,100,000     1,100       98,900        --            --             100,000       .091
Negative equity of
 deconsolidated subsidiary                      --          --         43,093        --            --              43,093        --
Net loss                                        --          --          --           --        (217,045)         (217,045)       --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                 3,330,000     3,330      532,803        --        (291,403)          244,730        --
Issuance of warrant in connection
 with long-term debt                            --          --         20,000        --            --              20,000        --
Net loss                                        --          --          --           --        (249,625)         (249,625)       --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                 3,330,000     3,330      552,803        --        (541,028)           15,105        --
Issuance of common stock for
 services rendered                6/21/01       45,000        45        4,455        --            --               4,500       .10
Issuance of warrant in
 connection with long-term debt                 --          --          5,000        --            --               5,000        --
Receipt of treasury stock in
 settlement of prior obligations  9/20/01      (10,000)     --          --       $(1,000)          --              (1,000)       --
Retirement of treasury stock                    --           (10)        (990)     1,000           --                --          --
Net loss                                        --          --          --           --         (72,446)          (72,446)       --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                 3,365,000     3,365      561,268        --        (613,474)          (48,841)       --
Issuance of warrants in connection
 with notes payable                             --          --         25,589        --            --              25,589        --
Net loss                                        --          --          --           --         (97,751)          (97,751)       --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                 3,365,000     3,365      586,857        --        (711,225)         (121,003)       --
Net loss                                        --          --          --           --         (21,706)          (21,706)       --
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2003 (unaudited)        3,365,000    $3,365     $586,857    $   --       $(732,931)        $(142,709)       --
====================================================================================================================================

                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)

                                                         STATEMENT OF CASH FLOWS

                                                                                                          Period from
                                                                                                         September 15,
                                                                                                        1998 (date of
                                                        Three months              Three months      incorporation) to
                                                      ended March 31,           ended March 31,              March 31,
                                                                2003                      2002                    2003
----------------------------------------------------------------------------------------------------------------------
                                                          (unaudited)               (unaudited)             (unaudited)
Cash flows from operating activities:
  Net loss                                                 $ (21,706)                $ (22,863)              $(732,931)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                --                         503                   9,701
    Accrued interest                                           3,438                    18,171
    Common stock issued for services                            --                        --                     4,500
    Amortization of debt discount                              6,397                     4,270                  42,713
    Gain on sale of investment                                  --                        --                   (38,096)
    Impairment loss on investments                              --                        --                    54,525
    Uncollectible note receivable                               --                        --                    30,000
    Recovery of bad debt                                        --                        --                   (23,500)
    Equity in loss of investments                               --                        --                   138,973
    Changes in operating assets and liabilities:
      Increase in other current assets                          (666)                     --                    (2,791)
      Increase (decrease) in accounts payable and
       accrued expenses                                        5,514                        44                 (19,385)
----------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities               (7,023)                  (18,046)               (518,120)
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Increase in notes receivable                                  --                        --                   (26,200)
  Purchase of investments                                       --                        --                  (197,000)
  Proceeds from sale of investment                              --                        --                    63,095
----------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                 --                        --                  (160,105)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from sale of common stock                            --                        --                   100,000
  Negative equity of deconsolidated subsidiary                  --                        --                    43,093
  Proceeds from notes payable and warrants                      --                        --                   141,000
  Cash received upon distribution from
   United Network Technologies, Inc.                            --                        --                   395,273
----------------------------------------------------------------------------------------------------------------------
          Cash provided by financing activities                 --                        --                   679,366
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          (7,023)                  (18,046)                  1,141
Cash and cash equivalents at beginning of period               8,164                    32,964                    --
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $   1,141                 $  14,918               $   1,141
======================================================================================================================

                                                                     (continued)

                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)

                                                         STATEMENT OF CASH FLOWS
================================================================================

                                                                                                          Period from
                                                                                                         September 15,
                                                                                                        1998 (date of
                                                        Three months              Three months      incorporation) to
                                                      ended March 31,           ended March 31,              March 31,
                                                                2003                      2002                    2003
----------------------------------------------------------------------------------------------------------------------
                                                          (unaudited)               (unaudited)             (unaudited)
Supplemental disclosures of cash flow information:
  Cash paid during the period for income taxes           $       275              $       --               $     4,548
======================================================================================================================
  Cash paid during the period for interest               $       --               $       --               $    13,330
======================================================================================================================
Supplemental schedule of noncash financing activities:
  Net liabilities over assets upon distribution from
   United Network Technologies, Inc.                     $       --               $       --               $     2,233
======================================================================================================================
  Warrants issued with notes payable and long-term debt  $       --               $       --               $    50,589
======================================================================================================================
  Common stock issued for services                       $       --               $       --               $     4,500
======================================================================================================================
  Receipt of investment and treasury stock in settlement
   of prior obligation                                   $       --               $       --               $    23,500
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

                        The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310(b) of Regulation S-B.
                        Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. There have been no significant changes of accounting policy since December 31, 2002.

                        The results from operations for the interim period are not indicative of the results expected for the full fiscal year or any future period and should be read in conjunction with the audited financial statements as of December 31, 2002 and for the year then ended, and the notes thereto, in UNMS's 10-KSB for the year ended December 31, 2002.

                        At March 31, 2003, the Company has a stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net loss as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. On November 1, 2000, options to purchase 250,000 shares of common stock at an exercise price of $.10 per share were granted to the Company's president. Of the 250,000 shares, 70,000 shares vest on the date of grant and the balance will vest 15,000 shares per month commencing December 1, 2000. As of November 1, 2001, all 250,000 shares were vested.

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



 3. NOTES PAYABLE - The Company has notes payable in the amount of $125,000 RELATED PARTIES: payable to related entities. The notes bear interest at
                        11% and were originally due May 31, 2002 and subsequently extended to May 31, 2003. The Company also issued warrants to purchase 1,250,000 shares of the Company's common stock at $.10 per share in connection with these notes. The value assigned to the warrants, amounting to $25,000, represents a debt discount and is being amortized over the original term of the notes. During 2002, accrued and unpaid interest on these notes of $6,875 was converted into new notes as described below.

                        During the year ended December 31, 2002, the Company issued additional notes in the amount of $30,734 payable to related entities, including the accrued and unpaid interest on the notes payable above as well as the new notes amounting to $14,733. These notes bear interest at 11% and are due at various dates in 2003.

                        The Company also issued warrants to purchase 307,340 shares of the Company's common stock at exercise prices ranging from $.06 to $.11 per share in connection with these notes. The value assigned to the warrants, amounting to $25,589, represents a debt discount and is being amortized over the terms of the notes.

4.    Income Taxes:     The Company has a net  operating  loss  carryforward  of
                        approximately $541,000 at March 31, 2003 available to offset future taxable income expiring at various dates through the year 2022.

                        The Company recorded a deferred income tax asset to reflect the effect of net operating loss carryforwards aggregating approximately $270,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a 100% valuation allowance against this deferred income tax asset at March 31, 2003.

ITEM 2.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company's critical accounting policies described in our annual report on Form 10-KSB for the year ended December 31, 2002.

PLAN OF OPERATION

As of March 31, 2003, we had a cash balance of approximately $1,141. During fiscal 2002, two of our principals (directly or indirectly) purchased 11% Promissory Notes of the Company in the aggregate principal amount of $16,000 and warrants to purchase an aggregate of 160,000 shares of Common Stock. The Notes are due and payable as to $11,000 (plus accrued and unpaid interest) in May 2003 and as to $5,000 in November 2003. The warrants have a five-year term, have exercise prices ranging from $.06 to $.11 per share and have "cashless" exercise features.

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

We currently own a fifty percent (50%) interest in AccessNewAge Corporation (Access NewAge), which owns and operates an Internet website that was launched in April 1996. The website, AccessNewAge.com, offers a large selection of New Age information, products and services - most of which are holistic, esoteric, spiritual, metaphysical and/or philosophical in character. We currently have no operations or material business interests independent of Access NewAge.

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

                                         UNITED NETWORK MARKETING SERVICES, INC.

Dated:  May 7, 2003                      By: /s/ KENNETH LEVY
                                            --------------------------------
                                            Kenneth Levy, President
                                            (Principal executive officer
                                            and principal financial