Form 10QSB/A
period 2003-03-31
UNITED NETWORK MARKETING SERVICES INC
filed 2003-06-03
CIK 1128008

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

THIS REPORT IS BEING AMENDED TO INCLUDE THE CERTIFICATION REQUIRED BY 15 U.S.C. SECTION 7241, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     UNITED NETWORK MARKETING SERVICES, INC.





Dated:  June 2, 2003              By: /s/ KENNETH LEVY
                                     --------------------------------
                                     Kenneth Levy, President
                                    (Principal executive officer
                                     and principal financial

                                  CERTIFICATION

I, Kenneth Levy, President, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of United Network Marketing Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                       a) all significant deficiencies in the design or operation of inter controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6 The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


           June 2, 2003


           /S/ KENNETH LEVY
           Kenneth Levy,
           President (Principal executive officer
           and principal financial officer)