Form 10QSB
period 2003-06-30
UNITED NETWORK MARKETING SERVICES INC
filed 2003-07-31
CIK 1128008

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

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

                                750 THIRD AVENUE
                               NEW YORK, NY 10017
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 688-2808
--------------------------------------------------------------------------------
                 (Issuer's telephone number including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the issuer's Common Stock as of June 30, 2003:
3,365,000

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)


                                                                   BALANCE SHEET
================================================================================


                                                                       June 30,     December 31,
                                                                           2003             2002
------------------------------------------------------------------------------------------------
                                                                       (unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                                            $   1,611       $   8,164
  Note receivable - related party                                          8,000           8,000
  Interest receivable                                                      4,453           3,241

------------------------------------------------------------------------------------------------
      Total current assets                                                14,064          19,405

Investments                                                                1,002           1,002

Notes Receivable - related party                                          18,200          18,200

Deferred Income Tax Asset                                                     --              --
------------------------------------------------------------------------------------------------
      Total Assets                                                     $  33,266       $  38,607
================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable and accrued expenses                               $  29,391       $  18,150
   Notes Payable - related parties                                       160,770         141,460
------------------------------------------------------------------------------------------------
      Total current liabilities                                          190,161         159,610
------------------------------------------------------------------------------------------------

Commitments

Stockholders' Deficiency:
  Preferred stock - $.001 par value; authorized 1,000,000
   shares; none issued
  Common  stock - $.001 par  value; authorized 20,000,000 shares;
   issued and outstanding 3,365,000 shares                                 3,365           3,365
  Additional paid-in-capital                                             586,857         586,857
  Deficit accumulated during the development stage                      (747,117)       (711,225)
------------------------------------------------------------------------------------------------
      Total stockholders' deficiency                                    (156,895)       (121,003)
------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Deficiency                   $  33,266       $  38,607
================================================================================================


                        See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)




                                                         STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------


                                                                                                                   Period from
                                                                                                                   September 15,
                                                                                                                   1998 (date of
                                                  Three months     Three months    Six months       Six months   incorporation) to
                                                  ended June 30,  ended June 30,  ended June 30,  ended June 30,     June 30,
                                                      2003             2002           2003            2002            2003
------------------------------------------------------------------------------------------------------------------------------
                                                   (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)

General and administrative expenses:
  Salaries                                         $     3,000     $     3,000     $     6,000     $     6,000     $    38,000
  Consulting fees                                           --              --              --              --         208,731
  Write-off of note receivable from consultant              --              --              --              --          30,000
  Recovery of bad debt                                      --              --              --              --         (23,500)
  Professional fees                                      1,503           5,056           9,336          16,028         196,128
  Depreciation                                              --             301              --             804           9,701
  Stock transfer expense                                   216           2,012             216           2,012          15,070
  Facility management                                       --            (900)             --           1,800          43,732
  Taxes                                                    229              19           1,188             714           9,375
  Interest and amortization of discount on debt          9,907          11,213          19,741          15,484          84,120
  Office expenses                                           --             604              93             687           3,416
  Advertising                                               --              --              --              --           1,243
  Miscellaneous                                             --            (775)            781              82           3,214
  Travel                                                    --              --              --              --             718
------------------------------------------------------------------------------------------------------------------------------

Total general and administrative expenses               14,855          20,530          37,355          43,611         619,948
Interest and dividend income                               669           2,368           1,463           2,586          28,233
Gain on sale of stock                                       --              --              --              --          38,096
Equity in loss of investments                               --              --              --              --        (138,973)
Impairment loss on investment                               --         (12,914)             --         (12,914)        (54,525)
------------------------------------------------------------------------------------------------------------------------------
Net loss                                           $   (14,186)    $   (31,076)    $   (35,892)    $   (53,939)    $  (747,117)


  Basic and diluted loss
       per common share                            $    (0.004)    $     (0.01)    $     (0.01)    $     (0.02)
==============================================================================================================================

Weighted-average number of common
    shares outstanding                               3,365,000       3,365,000       3,365,000       3,365,000
==============================================================================================================================


                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)


                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
================================================================================
         Period from September 15, 1998 (date of incorporation) to June 30, 2003


                                                                                                  Deficit
                                                                                                Accumulated     Total
                                                    Common Stock       Additional                During the  Stockholders'   Total
                                                Number         Par      Paid-in    Treasury     Development     Equity       Price
                                       Date   of Shares       Value     Capital      Stock         Stage     (Deficiency)  Per Share
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
 upon distribution from United
 Network Technologies, Inc.          9/29/98   2,230,000    $  2,230  $   390,810         --             --      393,040    $  .176
Net loss                                              --          --           --         --    $   (74,358)      (74,358)       --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                   2,230,000       2,230      390,810         --        (74,358)      318,682        --
Issuance of common stock             4/07/99   1,100,000       1,100       98,900         --             --      100,000       .091
Negative equity of
 deconsolidated subsidiary                            --          --       43,093         --             --        43,093        --
Net loss                                              --          --           --         --       (217,045)     (217,045)       --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                   3,330,000       3,330      532,803         --       (291,403)      244,730        --
Issuance of warrant in connection
 with long-term debt                                  --          --       20,000         --             --        20,000        --
Net loss                                              --          --           --         --       (249,625)     (249,625)       --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                   3,330,000       3,330      552,803         --       (541,028)       15,105        --
Issuance of common stock for
  services rendered                  6/21/01      45,000          45        4,455         --             --        4,500        .10
Issuance of warrant in
 connection with long-term debt                       --          --        5,000         --             --         5,000        --
Receipt of treasury stock in
  settlement of prior obligations    9/20/01     (10,000)         --           --   $ (1,000)            --        (1,000)       --
Retirement of treasury stock                          --         (10)        (990)     1,000             --            --        --
Net loss                                              --          --           --         --        (72,446)      (72,446)       --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                   3,365,000       3,365      561,268         --       (613,474)      (48,841)       --
Issuance of warrants in connection
  with note payable                                   --          --       25,589         --             --        25,589        --
Net loss                                              --          --           --         --        (97,751)      (97,751)       --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                   3,365,000       3,365      586,857         --       (711,225)     (121,003)       --
Net loss                                              --          --           --         --        (35,892)      (35,892)       --
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003 (unaudited)           3,365,000    $  3,365  $   586,857   $     --    $  (747,117)     (156,895)       --
====================================================================================================================================


                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)


                                                         STATEMENT OF CASH FLOWS
================================================================================


                                                                                                Period from
                                                                                            September 15, 1998
                                                          Six Months       Six Months     (date of incorporation)
                                                      ended June 30,   ended June 30,           to June 30,
                                                                2003            2002                2003
-----------------------------------------------------------------------------------------------------------
                                                          (unaudited)     (unaudited)            (unaudited)
Cash flows from operating activities:
  Net loss                                                $ (35,892)      $ (53,939)              $(747,117)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                                 --             804                   9,701
    Accrued interest                                          8,431           6,875                  23,164
    Common stock issued for services                             --              --                   4,500
    Amortization of debt discount                            11,310           8,608                  47,626
    Gain on sale of investment                                   --              --                 (38,096)
    Impairment loss of investments                               --          12,914                  54,525
    Uncollectible note receivable                                --              --                  30,000
    Recovery of bad debt                                         --              --                 (23,500)
    Equity in loss of investments                                --              --                 138,973
    Changes in operating assets and liabilities:
      Increase in other current assets                       (1,212)         (2,149)                 (3,337)
      Increase (decrease) in accounts payable and
       accrued expenses                                       2,810          (9,592)                (22,089)
-----------------------------------------------------------------------------------------------------------
          Net cash used in operating activities             (14,553)        (36,479)               (525,650)
-----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Increase in notes receivable                                   --              --                 (26,200)
  Purchase of investments                                        --              --                (197,000)
  Proceeds from sale of investment                               --              --                  63,095

-----------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                  --              --                (160,105)
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from sale of common stock                             --              --                 100,000
  Negative equity of deconsolidated subsidiary                   --              --                  43,093
  Proceeds from notes payable and warrants                    8,000          11,000                 149,000
  Cash received upon distribution from
    United Network Technologies, Inc.                            --              --                 395,273

-----------------------------------------------------------------------------------------------------------
          Cash provided by financing activities               8,000          11,000                 687,366
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents         (6,553)        (25,479)                  1,611
Cash and cash equivalents at beginning of period              8,164          32,964                      --

-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $   1,611       $   7,485               $   1,611
===========================================================================================================

                                                                     (continued)

                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)

                                                         STATEMENT OF CASH FLOWS
================================================================================

                                                                                                   Period from
                                                                                                September 15, 1998
                                                                                                    (date of
                                                                   Six Months      Six Months     incorporation)
                                                                 ended June 30,  ended June 30,     to June 30,
                                                                     2003            2002              2003
-------------------------------------------------------------------------------------------------------------------
                                                                 (unaudited)      (unaudited)    (unaudited)
Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes                   $   275         $    --                $ 4,548

  Cash paid during the period for interest                       $    --         $    --                $13,330
===================================================================================================================

Supplemental schedule of noncash financing activities:

  Net liabilities over assets upon distribution from
   United Network Technologies, Inc.                             $    --         $    --                $ 2,233
===================================================================================================================
  Warrants issued with notes payable and long-term debt          $    --         $17,875                $50,589

  Common stock issued for services                               $    --         $    --                $ 4,500

  Receipt of investment and treasury stock in settlement
     of prior obligation                                         $    --         $    --                $23,500
===================================================================================================================

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

At June 30, 2003, the Company has a stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net loss as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. On November 1, 2000, options to purchase 250,000 shares of common stock at an exercise price of $.10 per share were granted to the Company's president. Of the 250,000 shares, 70,000 shares vest on the date of grant and the balance will vest 15,000 shares per month commencing December 1, 2000. As of November 1, 2001, all 250,000 shares were vested.

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

3. NOTES PAYABLE - RELATED PARTIES:

The Company has notes payable in the amount of $125,000 payable to related entities. The notes bear interest at 11% and were originally due May 31, 2002 and subsequently extended to May 31, 2004. The Company also issued warrants to purchase 1,250,000 shares of the Company's common stock at $.10 per share in connection with these notes. The value assigned to the warrants, amounting to $25,000, represents a debt discount and is being amortized over the original term of the notes. During 2002, accrued and unpaid interest on these notes of $6,875, were converted into new notes as described below.

During the year ended December 31, 2002, the Company issued additional notes in the amount of $30,734 payable to related entities, including the accrued and unpaid interest on the notes payable above as well as new notes amounting to $14,733. These notes bear interest at 11% and are due at various dates in 2003. Some of these notes, amounting to $17,875, were to mature on May 31, 2003 and have been extended to May 31, 2004.

The Company also issued warrants to purchase 307,340 shares of the Company's common stock at exercise prices ranging from $.06 to $.11 per share in connection with these notes. The value assigned to the warrants, amounting to $25,589, represents a debt discount and is being amortized over the terms of the notes.

During May 2003, the Company issued notes payable in the amount of $8,000 payable to related entities. The notes bear interest at 11% and are due on May 31, 2004.

4. Income Taxes:

The Company has a net operating loss carryforward of approximately $557,000 at June 30, 2003 available to offset future taxable income expiring at various dates through the year 2022.

The Company recorded a deferred income tax asset to reflect the effect of net operating loss carryforwards aggregating approximately $279,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a 100% valuation allowance against this deferred income tax asset at June 30, 2003.

ITEM 2.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company's critical accounting policies described in our annual report on Form 10-KSB for the year ended December 31, 2002.

PLAN OF OPERATION

As of June 30, 2003, we had a cash balance of $1,611.

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

We currently own a fifty percent (50%) interest in AccessNewAge Corporation (AccessNewAge), which owns and operates an Internet website that was launched in April 1996. The website, AccessNewAge.com, offers a large selection of New Age information, products and services - most of which are holistic, esoteric, spiritual, metaphysical and/or philosophical in character. We currently have no operations or material business interests independent of AccessNewAge.

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during the three months ended June 30, 2003.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6.

(a) Exhibits - none.

(b) Reports on Form 8-K - none.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNITED NETWORK MARKETING SERVICES, INC.

Dated:  July 22, 2003                   By: /s/ KENNETH LEVY
                                            --------------------------------
                                            Kenneth Levy, President
                                            (Principal executive officer
                                            and principal financial

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

           July 22, 2003

           /S/ KENNETH LEVY
           Kenneth Levy,
           President (Principal executive officer and principal
           financial officer)