Form 10QSB
period 2003-09-30
UNITED NETWORK MARKETING SERVICES INC
filed 2003-11-05
CIK 1128008

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the issuer's Common Stock as of September 30, 2003: 3,365,000

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)

                                                                   BALANCE SHEET
--------------------------------------------------------------------------------

                                                                               September 30,    December 31,
                                                                                        2003            2002
------------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                                                        $   1,128       $   8,164
  Notes receivable - related parties                                                  26,200           8,000
  Interest receivable                                                                  4,999           3,241

------------------------------------------------------------------------------------------------------------
      Total current assets                                                            32,327          19,405

Investments                                                                            1,002           1,002
Notes Receivable - related party                                                          --          18,200
Deferred Income Tax Asset                                                                 --              --
------------------------------------------------------------------------------------------------------------
      Total Assets                                                                 $  33,329       $  38,607
============================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable and accrued expenses                                           $  35,057       $  18,150
   Notes Payable - related parties                                                   169,199         141,460

------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                      204,256         159,610
------------------------------------------------------------------------------------------------------------

Commitments

Stockholders' Deficiency:
  Preferred stock - $.001 par value; authorized 1,000,000
   shares; none issued
  Common  stock - $.001 par  value;  authorized 20,000,000 shares; issued and
   outstanding 3,365,000 shares                                                        3,365           3,365
  Additional paid-in-capital                                                         586,857         586,857
  Deficit accumulated during the development stage                                  (761,149)       (711,225)

------------------------------------------------------------------------------------------------------------
      Total stockholders' deficiency                                                (170,927)       (121,003)
------------------------------------------------------------------------------------------------------------

      Total Liabilities and Stockholders' Deficiency                               $  33,329       $  38,607
============================================================================================================

                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)

                                                         STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                                    Period from
                                                                                                                    September 15,
                                                                                                                    1998 (date of
                                                    Three months    Three months    Nine months     Nine months   incorporation) to
                                                   ended Sept 30,  ended Sept 30,  ended Sept 30,  ended Sept 30,  September 30,
                                                        2003            2002            2003            2002            2003
------------------------------------------------------------------------------------------------------------------------------
                                                    (unaudited)      (unaudited)     (unaudited)     (unaudited)     (unaudited)

General and administrative expenses:
  Salaries                                         $     3,000     $     3,000     $     9,000     $     9,000     $    41,000
  Consulting fees                                           --              --              --              --         208,731
  Write-off of note receivable from consultant              --              --              --              --          30,000
  Recovery of bad debt                                      --              --              --              --         (23,500)
  Professional fees                                      4,401           6,428          13,737          22,456         200,529
  Depreciation                                              --              --              --             804           9,701
  Stock transfer expense                                   955             352           1,171           2,364          16,025
  Facility management                                       --              --              --           1,800          43,732
  Taxes                                                    230             353           1,418           1,067           9,605
  Interest and amortization of discount on debt          6,113           7,904          25,854          23,388          90,233
  Office expenses                                           --              34              93             721           3,416
  Advertising                                               --              --              --              --           1,243
  Miscellaneous                                             --              --             781              82           3,214
  Travel                                                    --             636              --             636             718

--------------------------------------------------------------------------------------------------------------------------------

Total general and administrative expenses               14,699          18,707          52,054          62,318         634,647

Interest and dividend income                               667             726           2,130           3,312          28,900

Gain on sale of stock                                       --              --              --              --          38,096

Equity in loss of investments                               --              --              --              --        (138,973)

Impairment loss on investment                               --              --              --         (12,914)        (54,525)

--------------------------------------------------------------------------------------------------------------------------------

Net loss                                           $   (14,032)    $   (17,981)    $   (49,924)    $   (71,920)    $  (761,149)

--------------------------------------------------------------------------------------------------------------------------------

  Basic and diluted loss
       per common share                            $     (0.00)    $     (0.01)    $     (0.02)    $     (0.02)
================================================================================================================================

 Weighted-average number of common
    shares outstanding                               3,365,000       3,365,000       3,365,000       3,365,000
================================================================================================================================


                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)


                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

    Period from September 15, 1998 (date of incorporation) to September 30, 2003
--------------------------------------------------------------------------------

                                                                                                   Deficit
                                                                                                 Accumulated      Total
                                                      Common Stock        Additional              During the  Stockholders'
                                                   Number        Par       Paid-in       Treasury Development   Equity       Price
                                        Date     of Shares      Value      Capital        Stock      Stage   (Deficiency)  Per Share
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
 upon distribution from United
 Network Technologies, Inc.           9/29/98    2,230,000   $   2,230   $ 390,810           --          --   $   393,040  $  .176
Net loss                                                --         --          --            --  $  (74,358)      (74,358)      --
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                     2,230,000       2,230     390,810           --     (74,358)      318,682       --
Issuance of common stock              4/07/99    1,100,000       1,100      98,900           --          --       100,000     .091
Negative equity of
 deconsolidated subsidiary                              --         --      43,093            --          --        43,093       --
Net loss                                                --         --          --            --    (217,045)     (217,045)      --
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                     3,330,000      3,330     532,803            --    (291,403)      244,730       --
Issuance of warrant in connection
 with long-term debt                                    --         --      20,000            --          --        20,000       --
Net loss                                                --         --          --            --    (249,625)     (249,625)      --
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                     3,330,000      3,330     552,803            --    (541,028)       15,105       --
Issuance of common stock for
  services rendered                   6/21/01       45,000          45       4,455           --          --         4,500      .10
Issuance of warrant in
 connection with long-term debt                         --         --       5,000            --          --         5,000       --
Receipt of treasury stock in
  settlement of prior obligations     9/20/01      (10,000)        --          --      $ (1,000)         --        (1,000)      --
Retirement of treasury stock                            --        (10)       (990)        1,000          --            --       --
Net loss                                                --         --          --            --     (72,446)      (72,446)      --
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                     3,365,000      3,365     561,268            --    (613,474)      (48,841)      --
Issuance of warrants in connection
  with notes payable                                    --         --      25,589            --          --        25,589       --
Net loss                                                --         --          --            --     (97,751)      (97,751)      --
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                     3,365,000      3,365     586,857            --    (711,225)     (121,003)      --

Net loss                                                --         --          --            --     (49,924)      (49,924)      --
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003
 (unaudited)                                     3,365,000  $   3,365   $ 586,857      $     --  $ (761,149)  $  (170,927)      --
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)

                                                         STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                  Period from
                                                                                               September 15, 1998
                                                            Nine Months        Nine Months  (date of incorporation)
                                                         ended Sept 30,     ended Sept 30,     to September 30,
                                                                   2003               2002           2003
------------------------------------------------------------------------------------------------------------
                                                             (unaudited)        (unaudited)      (unaudited)
Cash flows from operating activities:
  Net loss                                                   $ (49,924)         $ (71,920)         $(761,149)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                                    --                804              9,701
    Accrued interest                                            12,683             10,313             27,416
    Common stock issued for services                                --                 --              4,500
    Amortization of debt discount                               13,239             13,075             49,555
    Gain on sale of investment                                      --                 --            (38,096)
    Impairment loss of investments                                  --             12,914             54,525
    Uncollectible note receivable                                   --                 --             30,000
    Recovery of bad debt                                            --                 --            (23,500)
    Equity in loss of investments                                   --                 --            138,973
    Changes in operating assets and liabilities:
      Increase in other current assets                          (1,758)            (2,695)            (3,883)
      Increase (decrease) in accounts payable and
       accrued expenses                                          4,224             (6,453)           (20,675)
------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                (21,536)           (43,962)          (532,633)
------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Increase in notes receivable                                      --                 --            (26,200)
  Purchase of investments                                           --                 --           (197,000)
  Proceeds from sale of investment                                  --                 --             63,095
------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                     --                 --           (160,105)
------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from sale of common stock                                --                 --            100,000
  Negative equity of deconsolidated subsidiary                      --                 --             43,093
  Proceeds from notes payable and warrants                      14,500             11,000            155,500
  Cash received upon distribution from
    United Network Technologies, Inc.                               --                 --            395,273
------------------------------------------------------------------------------------------------------------
          Cash provided by financing activities                 14,500             11,000            693,866
------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents            (7,036)           (32,962)             1,128
Cash and cash equivalents at beginning of period                 8,164             32,964                 --
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $   1,128          $       2          $   1,128
============================================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the period for income taxes               $     275          $      --          $   4,548
============================================================================================================
  Cash paid during the period for interest                   $      --          $      --          $  13,330

Supplemental schedule of noncash financing activities:

  Net liabilities over assets upon distribution from
   United Network Technologies, Inc.                         $      --          $      --          $   2,233
============================================================================================================
  Warrants issued with notes payable and long-term debt      $      --          $  17,875          $  50,589

  Common stock issued for services                           $      --          $      --          $   4,500

  Receipt of investment and treasury stock in settlement
     of prior obligation                                     $      --          $      --          $  23,500

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

                           At September 30, 2003, the Company has a stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net loss as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. On November 1, 2000, options to purchase 250,000 shares of common stock at an exercise price of $.10 per share were granted to the Company's president. Of the 250,000 shares, 70,000 shares vest on the date of grant and the balance will vest 15,000 shares per month commencing December 1, 2000. As of November 1, 2001, all 250,000 shares were vested.

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

 3. NOTES PAYABLE -
    RELATED PARTIES:       The  Company  has  notes  payable  in the  amount  of
                           $125,000 payable to related entities.  The notes bear
                           interest at 11% and were  originally due May 31, 2002
                           and  subsequently  extended  to  May  31,  2004.  The
                           Company  also issued  warrants to purchase  1,250,000
                           shares of the Company's common stock at $.10 per share in connection with these notes. The value assigned to the warrants, amounting to $25,000, represents a debt discount and is being amortized over the original term of the notes. During 2002, accrued and unpaid interest on these notes of $6,875 were converted into new notes as described below.

                           During the year ended December 31, 2002, the Company issued additional notes in the amount of $30,734 payable to related entities, including the accrued and unpaid interest on the notes payable above as well as new notes amounting to $14,733. These notes bear interest at 11% and were originally due at various dates in 2003 and have been extended to May 31, 2004.

                           The Company also issued warrants to purchase 307,340 shares of the Company's common stock at exercise prices ranging from $.06 to $.11 per share in connection with these notes. The value assigned to the warrants, amounting to $25,589, represents a debt discount and is being amortized over the terms of the notes.

                           During May 2003, the Company issued notes payable in the amount of $8,000 payable to related entities. These notes bear interest at 11% and are due on May 31, 2004. During September 2003, the Company issued notes payable in the amount of $6,500 payable to related entities. These notes bear interest at 11% and are due on May 31, 2004.

 4. Income Taxes:          The Company has a net operating loss  carryforward of
                           approximately   $571,000   at   September   30,  2003
                           available to offset future taxable income expiring at various dates through the year 2022.

                           The Company recorded a deferred income tax asset to reflect the effect of net operating loss carryforwards aggregating approximately $285,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a 100% valuation allowance against this deferred income tax asset at September 30, 2003.

ITEM 2.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company's critical accounting policies described in our annual report on Form 10-KSB for the year ended December 31, 2002.

PLAN OF OPERATION

As of September 30, 2003, we had a cash balance of $1,128.

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during the three months ended September 30, 2003.

ITEM 5. OTHER INFORMATION

Not Applicable


ITEM 6.

(a) Exhibits - none.

(b) Reports on Form 8-K - none.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNITED NETWORK MARKETING SERVICES, INC.

Dated:  November 5, 2003                By: /s/ KENNETH LEVY
                                            --------------------------------
                                            Kenneth Levy, President
                                            (Principal executive officer
                                            and principal financial

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

November 5, 2003

/S/ KENNETH LEVY
-----------------------------------------------------------
Kenneth Levy, President
(Principal executive officer and principal financial officer)