Form 10KSB
period 2003-12-31
UNITED NETWORK MARKETING SERVICES INC
filed 2004-03-29
CIK 1128008

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-KSB


(Mark One)
-----
/ X /   ANNUAL REPORT UNDER SECTION 13 OR 15(d)
----    OF THE  SECURITIES  EXCHANGE ACT OF
        1934 For the Fiscal Year Ended December 31, 2003

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
                                                    -----

There is no established trading market for the registrant's common stock, the only outstanding class of the registrant's common equity. In addition, no common stock has been sold by the registrant since April 1999 other than 45,000 shares issued in June 2001 for services rendered valued at $4,500. The Company's Board of Directors estimates the current market value of the common stock to be approximately $.10 per share based upon last price traded.

Number of shares outstanding of registrant's Common Stock as of March 1, 2004:
4,922,331.
---------

The following documents are incorporated by reference herein:  None.
                                                               ----

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

United Network Marketing Services, Inc. ("we," "UMKG" or the "Company") cautions readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Report or that are otherwise made by or on our behalf. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. This Report contains statements that constitute "forward-looking statements." These forward-looking statements can be identified in certain cases by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Report and include statements regarding our intent, belief or current expectations, our directors or our officers with respect to, among other things: (i) the commercialization of our products and services; (ii) trends affecting our financial condition or results of operations for our limited history; (iii) our business and growth strategies; (iv) our financing plans and (v) the Internet and Internet commerce.

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

                                     PART I


Item 1.  Description of Business
         -----------------------

The Company

The Company United Network Marketing Services, Inc. (sometimes referred to as "we," "UMKG" or the "Company") is a development stage company with minimal operations since inception in September 1998.

We have not had any revenues since inception and have limited cash available for operations. Our cash requirements for working capital needs have been met solely through loans from an officer and the principal stockholder of the Company.

We currently own a fifty percent (50%) interest in AccessNewAge Corporation ("AccessNewAge"), which owns and operates an Internet website that was launched in April 1996. The website offers a large selection of "New Age" information, products and services - most of which are holistic, esoteric, spiritual, metaphysical and/or philosophical in character. We currently have no operations or material business interests independent of AccessNewAge.

History

Upon our formation, we were a wholly owned subsidiary of United Network Technologies, Inc., a Delaware corporation ("UNTI"). In January 1999, all of our issued and outstanding shares were distributed as a dividend to the stockholders of UNTI of record as of September 29, 1998 (other than UMKG, which owned 6,533 shares of UNTI common stock but waived its right to receive the dividend). Following the dividend, UNTI no longer owned any of our shares.

UNTI declared the dividend in connection with a "reverse" merger transaction (the "Merger") in which PanAgra International Corporation merged with and into UNTI, the stockholders of PanAgra International Corporation acquired a controlling interest in UNTI, and UNTI changed its name to PanAgra International Corporation. In contemplation of the Merger, UNTI transferred to UMKG approximately $395,000 cash, 32,665 shares of UNTI (representing less than a 1% interest), a $30,000 note of a former executive officer of UNTI and the Company, and certain equipment. In addition, UNTI transferred to us all of the outstanding shares of TrueYou.com Inc. ("TrueYou"), which was then a wholly owned subsidiary of UNTI. The principal asset of TrueYou at the time was certain proprietary software.

In April 1999, we distributed to our shareholders as a dividend all of the TrueYou shares owned by us. TrueYou sells training and professional self-help programs known as Best Steps through its website. Best Steps are three-minute text and audio modules that are educational and motivational, providing information written and narrated by best-selling authors. They are designed to make participants more effective in various "communities," including success, business, selling, communications, relationships, health and fitness and serenity. TrueYou scaled back its operations and had no revenues during 2003 and 2002. It had revenues of $49,000 and $27,000 during 2001 and 2000, respectively. Alan Gelband, one of our directors and the controlling shareholder of the Company, is the founder, Chairman, Chief Executive Officer and a principal shareholder of TrueYou.

In May 1999, we acquired a 50% ownership interest in AccessNewAge at a cost of $17,000 and loaned AccessNewAge the sum of $8,000. The loan bears interest at the rate of 6% per annum and was payable in full on May 15, 2002. The maturity date has been extended to May 15, 2004. We currently have no operations or material business interests independent of AccessNewAge.

In July 1999, we purchased 100,000 shares of TrueYou, which represented less than a 3% interest, for $150,000. We sold our 100,000 shares of TrueYou (which represented approximately a 2% interest at the time of sale) in February 2001 to a non-affiliated third party in an arms-length transaction for $25,000.

In September 2001, we accepted 90,000 shares of TrueYou and 10,000 shares of UMKG from Daren Tolz, a former officer and director of UMKG, in settlement of a dispute. In consideration for such shares, we agreed that a certain nonrecourse promissory note payable by Mr. Tolz to UMKG was deemed satisfied in full.


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

AccessNewAge.com was initially launched in April 1996. However, there are currently no on-line links and limited sources of advertising designed to promote the site and product sales. As a result, revenues of AccessNewAge have been limited (approximately $8,600 and $43,500 during 2003 and 2002, respectively) and insufficient to generate cash flow distributable to UMKG. AccessNewAge had a net loss of approximately $3,000 during 2003 and net income of approximately $7,000 in fiscal 2002.


Based on our current assessment of AccessNewAge, we do not anticipate the revenues or net income of AccessNewAge to materially increase or result in distributions to UMKG during 2003.

AccessNewAge does not maintain any inventory of products offered on its website. Product orders are processed by AccessNewAge and then sent to the product manufacturer/supplier for order fulfillment.

Employees

As of March 15, 2004, we had no full-time employees and one part-time employee, Kenneth Levy, who is our President and Chief Executive Officer. Mr. Levy devotes approximately one-third of his working time to the Company on an as needed basis.

Legal Proceedings

There are no legal proceedings pending or, to our knowledge, threatened against us.


                                  RISK FACTORS


RISKS RELATED TO OUR BUSINESS

Development Stage Company

Since our incorporation in September 1998, our operating activities have consisted primarily of start-up activities, raising start-up capital and co-developing start-up web-based businesses. In May 1999, we acquired a 50% ownership interest in AccessNewAge. Through December 31, 2003, AccessNewAge has had limited revenues from product sales and advertising, and UMKG has had no revenues to date from AccessNewAge. During the years ended December 31, 2003 and 2002, AccessNewAge generated gross revenues of only approximately $8,600 and $43,500, respectively. We have no basis to believe that there will be any material increase in revenues of AccessNewAge in the future based on its current operations. Therefore, it is unlikely that we will derive any revenues from the operations of AccessNewAge in the foreseeable future. Moreover, there can be no assurance that our operations will generate any revenues from other sources or that we will ever generate sufficient revenues to achieve profitability. Subsequently, the investment has been written down to $1,000.

We currently own a small minority interest (approximately 1.9%) in TrueYou, a private company that develops and sells training and professional self-help programs. TrueYou generated no revenues from operations during 2003 and 2002, and operated at a net loss for both periods. We purchased our original interest in July 1999 for $150,000 and sold it in February 2001 for $25,000, representing a $125,000 loss. In September 2001 we accepted 90,000 shares of TrueYou from a former officer and director of UMKG as part of a settlement agreement. The investment is carried on the balance sheet at a value of $1. See "Description of Business History."

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

History of Losses; Lack of Revenue

During the years ended December 31, 2003, 2002 and 2001, we had no revenues and our operating expenses have resulted in losses of $65,503, $97,751 and $72,446, respectively. We expect to incur additional operating losses and to experience continued negative cash flow from operations for the foreseeable future. Based on our current business model, it is unlikely that we will achieve, sustain or increase revenues or profitability in the future.

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

FINANCIAL RISKS

Significant Need for Cash; Possible Lack of Sufficient Funds

We have not had any revenues since inception and have limited cash available for operations. Our cash requirements for working capital needs have been met solely through loans from officers and the principal stockholder of the Company. If we are unable to obtain financing either from a public or private offering of our securities, a strategic joint venture or partnership, or otherwise, we will be unable to expand our operations. This would have a material adverse effect on us. If we raise additional funds by issuing equity or convertible debt securities, such securities may have rights, preferences or privileges senior to those of our existing stockholders and the percentage ownership of our stockholders will be diluted. We can give no assurance that additional financing will be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited.

Control by Principal Stockholders

Mr. Alan Gelband, one of our directors, beneficially owns approximately 65.4% of our issued and outstanding Common Stock and, therefore, may be able to influence or control the outcome of substantially all actions requiring stockholder approval, including the election of the entire Board of Directors, and the outcome of any stockholder votes concerning a merger, asset sale, or other major corporate transaction affecting us. Such control could also have the effect of delaying, deterring, or preventing an unsolicited takeover of the Company.

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

Investment Valuation
We evaluate the carrying value of our equity investments whenever certain events or changes in circumstances indicate that the carrying amount of these investments may not be recoverable. Criteria used include whether the entity has experienced consistent declines in financial performance or difficulties in raising capital to continue operations. At December 31, 2003 management has determined that these investments were impaired and have accordingly recorded a write down for these.

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

Item 2.  Description of Property
         -----------------------

As of January 1, 2002, our principal office space is provided at no cost by one of our directors, Alan Gelband. It is located at 750 Third Avenue, New York, New York. Our President, Ken Levy, uses his home for most of his business activities related to UMKG and does not charge any rent to UMKG. During 2001, we paid an aggregate of $9,600 for rent pursuant to an agreement with TrueYou under which TrueYou provided office space and computer equipment and permitted us to use TrueYou's telephone system, photocopy and facsimile machines and printers. This agreement expired on December 31, 2001. We do not own or lease any other real property.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

                                     PART II


Item 5.  Market For Common Equity and
         Related Stockholder Matters
         ----------------------------

In July 2001, shares of our Common Stock commenced trading on the OTC Bulletin Board under the symbol UMKG. However, trading is extremely sporadic and there is currently virtually no public trading market for our Common Stock.

The following table sets forth, for the period indicated, the high and low bid prices for our shares of Common Stock from July 25, 2001 through December 31, 2003 as reported by NASDAQ Pink Sheet Library:



                                              High Bid          Low Bid

        Year Ended December 31, 2001
                 Third Quarter                  $.12               $.10
                 Fourth Quarter                 $.12               $.12

        Year Ended December 31, 2002
                 First Quarter                  $.12               $.11
                 Second Quarter                 $.12               $.12
                 Third Quarter                  $.115              $.11
                 Fourth Quarter                 $.105              $.06

        Year Ended December 31, 2003
                  First Quarter                 $.07               $.06
                  Second Quarter                $.10               $.07
                  Third Quarter                 $.10               $.10
                  Fourth Quarter                $.12               $.07





Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of January 31, 2004, we had 4,922,331 shares of Common Stock issued and outstanding and approximately 285 holders of record of our shares of Common Stock. In addition, we have outstanding (i) options to purchase an aggregate of 250,000 shares of Common Stock with an exercise price of $.10 per share (ii) 11% promissory Notes in the principal amount of $92,866 (iii) 8% promissory Note in the principal amount of $10,000.

We have not paid any cash dividends and do not anticipate that we will pay any cash dividends on our Common Stock in the foreseeable future. Payment of dividends is within the discretion of our Board of Directors and will depend, among other factors, upon our earnings, financial condition and capital requirements.

In May 2002, the Company issued to Alan Gelband, a director and principal stockholder of the Company, and Kenneth Levy, an officer and director of the Company, 11% Promissory Notes in the principal amounts of $100,000 and $25,000, respectively, in exchange for previously issued 11% Promissory Notes of the Company (in the same principal amounts) and warrants to purchase 1,000,000 shares and 250,000 shares, respectively, of the Company's common stock held by Messrs. Gelband and Levy that came due in May 2002 (the "Original Notes"). The warrants have a five-year term and an exercise price of $.10 per share. The Original Notes were cancelled and the Company, in lieu of paying accrued and unpaid interest thereon, issued to Messrs. Gelband and Levy additional 11% Promissory Notes in the aggregate principal amounts of $5,500 and $1,375, respectively, and warrants to purchase 55,000 shares and 13,750 shares, respectively, of the Company's common stock. The warrants have a five-year term and an exercise price of $.11 per share.

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

In April 2003, Mr. Gelband purchased for $5,000, 11% Promissory Notes of the Company in the principal amount of $5,000.

In May 2003, Messrs. Gelband and Levy each purchased for $1,500, respectively, 11% Promissory Notes in the principal amounts of $1,500.

In September 2003, Messrs. Gelband and Levy purchased for $5,000 and $1500 respectively, 11% Promissory Notes of the Company, in the principal amounts of $5,000 and $1,500, respectively.

In December 2003, Mr. Gelband purchased for $500, an 11% Promissory Note of the Company in the principal amount of $500.

In January 2004, all of the outstanding warrants, representing 1,557,331 common shares of the Company, were exercised at an exercise price of $.05 per share. The notes outstanding were reduced respectively by the amount due for the execution of the transaction, $77,867.

In January 2004, Mr. Gelband purchased for $1,000, an 11% Promissory Note of the Company in the principal amount of $1,000.

In January 2004, Mr. Gelband purchase for $10,000, an 8% Promissory Note of the Company in the principal amount of $10,000.

All of the 11% Promissory Notes have a maturity date of May 31, 2004, with interest payable annually. The notes and warrants referred to above were issued to either Messrs. Gelband and Levy directly or to their respective pension plans.

All of the foregoing transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. No underwriter was engaged in connection with the foregoing sales of securities.

Item 6.  Plan of Operation
         -----------------

As of December 31, 2003, we had a cash balance of $248. During fiscal 2003, two of our principals (directly or indirectly) purchased 11% Promissory Notes of the Company in the aggregate principal amount of $15,000.

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

Item 8.  Changes in and Disagreements
         With Accountants on Accounting
         and Financial Disclosure
         ------------------------------

None.

                                    PART III


Item 9.  Directors, Executive Officers,
         Promoters and Control Persons.
         Compliance with Section 16(a)
         Of the Exchange Act
         ------------------------------

         Name                    Age        Position with the Company
         Kenneth Levy            57         President and Director
         Alan Gelband            59         Director

Kenneth Levy has served as our President since January 2000. Since that date, and ending in January 2001, he has also served as Executive Vice President of TrueYou.com Inc., an Internet-based provider of professional and personal growth programs. From March 1996 to January 2000 he served as Senior Managing Director of Janssen/Meyers Associates, an investment banking and brokerage firm. Mr. Levy serves as Director of Orlando Predator Entertainment Corporation (OTC), a minority owner of the Arena Football League.

Alan Gelband, founder of the Company, has served as President of AGC Investment Bank and President of Alan Gelband & Company for more than the past five years. He has been actively involved in the development of emerging growth companies and mergers and acquisitions for over 15 years and has completed over 70 investment banking transactions. From September 1998 until January 2000, Mr. Gelband served as Vice President and Secretary of UMKG. Since November 1998, Mr. Gelband has served as Chief Executive Officer of TrueYou.com Inc. He has served as the president and a member of the board of directors of the Association for Corporate Growth International where he is currently a lifetime director.

Section 16(a)  Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our Common Stock are required to report their initial ownership of the Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission ("SEC"). Specific due dates have been established by the SEC, and we are required to disclose in this Report any failure to file by those dates. The Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors, and ten-percent beneficial owners during 2003 except as follows: The Form 4s of Kenneth Levy and Alan Gelband that were required to be filed to report their acquisition of warrants to purchase 136,281 and 171,050 shares, respectively, in connection with loans to the Company made in May and November 2002 have not yet been filed. See "Part II, Item 5 - Market For Common Equity and Related Stockholder Matters."

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

Summary Compensation Table

                                                    Annual                        Long-Term
                                                  Compensation                  Compensation
                                                ---------------------------------------------------
Name and Principal Position          Fiscal      Salary ($)         Bonus         Securities
                                                                     ($)        Underlying Options/
                                       Year                                       SARs (#)
-------------------------------------------------------------    ----------------------------------
Kenneth Levy                           2003       12,000              -0-            -0-
   President                           2002       12,000              -0-            -0-
                                       2001       20,000              -0-          250,000


During 2000, we paid Mr. Gelband, one of our directors, consulting fees of approximately $55,000 through Alan Gelband & Company, a consulting company that is wholly-owned by Mr. Gelband. He has been paid in full. The services were provided under an oral arrangement. In January 2004, Mr. Gelband was granted a fee of $75,000, which is being accrued, for services provided.

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

From March 1, 2001 through December 31, 2001, Mr. Levy devoted approximately two-thirds of his working time to the Company pursuant to a written agreement. Under the agreement, Mr. Levy served as our President and was paid a salary of $2,000 per month. The agreement had a one-year term expiring February 28, 2002. Due to our limited capital, the agreement was amended as of January 1, 2002 to reduce his work time and his compensation to $1,000 per month. In January 2004, Mr. Levy was granted additional compensation of $20,000, which is being accrued.

                             Option Plans and Grants

An aggregate of 500,000 shares of Common Stock are reserved for issuance or available for grant under our 2000 Stock Option Plan (the "Option Plan"). Options granted under the Option Plan may either be intended to qualify as incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or as non ISOs. The Option Plan is administered in all respects by the Board of Directors or a committee composed of at least two members of the Board of Directors who are designated by the Board (the "Stock Option Committee"). The Stock Option Committee may determine the persons to whom options are to be granted and the number of shares subject to each option. Under the terms of the Option Plan, all officers, directors, employees and consultants of the Company or subsidiaries of the Company are eligible for option grants. The option exercise price of options granted under the Option Plan is fixed by the Stock Option Committee but, in the case of ISOs must be no less than 100% of the fair market value of the shares of Common Stock subject to the option at the time of grant, except that in the case of an employee who possesses more than 10% of the total combined voting power of all classes of stock of the Company (a "10% Holder"), the exercise price must be no less than 110% of said fair market value. Options may be exercised by the payment in full in cash or, at the discretion of the Stock Option Committee, by the tendering of shares of Common Stock to acquire shares of Common Stock having a fair market value, as determined by the Stock Option Committee, equal to the option exercise price. Options granted under the Option Plan may not be exercised more than ten years after the date of grant, five years in the case of an ISO granted to a 10% Holder. Options to purchase 250,000 shares are currently outstanding under the Option Plan, all of which were granted to Kenneth Levy, our President. Such options, intended to qualify as ISOs, have a five year term and an exercise price of $.10 per share. No options were granted during 2003 and 2002.

Item 11. Security Ownership of Certain
         Beneficial Owners and Management
         --------------------------------

The following table sets forth information regarding beneficial ownership of our Common Stock as of March 1, 2004 by (i) each person known by us to be the beneficial owner of more than five percent of our outstanding Common Stock, (ii) each of our directors, (iii) our Chief Executive Officer (our sole officer), and
(iv) all of our officers and directors as a group. We believe that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. On March 1, 2004, the Company had 4,922,331 shares issued and outstanding.

Name and Address of                     Number of          Percent of
 Beneficial Owner                        Shares              Class
---------------------------------- -------------------- ----------------
Alan Gelband                           3,221,150(1)            65.4%
575 Madison Ave.
New York, NY 10022

Kenneth Levy                             648,281(2)            12.5%
575 Madison Avenue
New York, NY 10022
                                    3,869,431(1)(2)            74.8%
All directors and officers
as a group (2 persons)


(1) Includes (i) 8,100 shares owned of record by a defined pension plan and trust of which Mr. Gelband is the beneficiary, (ii) 40,000 shares owned by Mr. Gelband's children, (iii) 2,000 shares owned by a charitable foundation of which Mr. Gelband and his wife are trustees and (iv) 2,000,000 shares owned directly by Mr. Gelband. Also includes 1,171,050 shares owned by a pension plan of which Mr. Gelband is the beneficiary. Does not include 10,000 shares owned by Mr. Gelband's wife. Mr. Gelband disclaims beneficial ownership of said shares owned by his wife.

(2) Includes (i) 2,000 shares owned by Mr. Levy's children, (ii) 346,281 shares owned by pension plans of Mr. Levy and his wife, and (iii) 250,000 shares issuable upon exercise of options, and 50,00 shares held by Mr. Levy.


Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

Mr. Gelband, a founder, director and controlling stockholder of the Company, is the founder, Chairman, Chief Executive Officer and a principal stockholder of TrueYou.com Inc. ("TrueYou"). He currently owns approximately 41% of the issued and outstanding common stock of TrueYou. Until February 2001, we owned less than a 3% interest in TrueYou. See "Part I, Item 1 - Description of Business - the Company." During the fiscal year ended December 31, 2000, TrueYou paid Mr. Gelband compensation of $120,000, of which approximately $90,000 was accrued and unpaid. Mr. Gelband was not paid any compensation during 2001, 2002 or 2003.

In April 1999, Mr. Gelband purchased 1,100,000 shares of our stock for $100,000. He currently beneficially owns an approximately 65.4% stock interest in UMKG. See "Part III, Item 11 - Security Ownership of Certain Beneficial owners and Management." During the fiscal years ended December 31, 1999 and 2000, we paid Mr. Gelband (through Alan Gelband & Company, a consulting company that is wholly-owned by Mr. Gelband) consulting fees of approximately $35,000 and $55,000. He has received no compensation since then.

Mr. Levy, President and a director of the Company serves as Executive Vice President of TrueYou, where he has been employed since January 1, 2000. During the fiscal year ended December 31, 2000, TrueYou paid Mr. Levy compensation of $120,000 and issued him options to purchase 100,000 shares of TrueYou stock. Those options have expired.

See "Part II, Item 6 - Plan of Operation" for a description of our promissory notes and warrants purchased by Messrs. Gelband and Levy (through pension plans). The notes, which are in the aggregate principal amount of $170,733 and bear interest at the rate of 11% per annum, are due and payable in May 2004.

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



/s/ Kenneth Levy                                 Date:        March 22, 2004
---------------------------
Kenneth Levy, a Director
and President


/s/ Alan Gelband                                 Date:        March 22, 2004
---------------------------
Alan Gelband, a Director

                                     UNITED NETWORK MARKETING SERVICES, INC.
                                               (A DEVELOPMENT STAGE COMPANY)


                                               INDEX TO FINANCIAL STATEMENTS
----------------------------------------------------------------------------



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

INDEPENDENT AUDITOR'S REPORT

To the Stockholders of
United Network Marketing Services, Inc.


We have audited the accompanying balance sheets of United Network Marketing Services, Inc. (a development stage company) as of December 31, 2002 and 2003, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period ended December 31, 2003 and the cumulative amounts for the period from September 15, 1998 (date of incorporation) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Network Marketing Services, Inc. (a development stage company) as of December 31, 2002 and 2003 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 and the cumulative amounts for the period from September 15, 1998 (date of incorporation) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



GOLDSTEIN GOLUB KESSLER LLP
New York, NY

March 8, 2004

                                                   UNITED NETWORK MARKETING SERVICES, INC.
                                                             (A DEVELOPMENT STAGE COMPANY)

                                                                             BALANCE SHEET
==========================================================================================

DECEMBER 31,                                                           2002         2003
------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                         $   8,164    $     248
  Notes receivable - related parties                                    8,000       26,200
  Interest receivable                                                   3,241        5,665
------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                             19,405       32,113

Investments                                                             1,002        1,002


Notes Receivable - related party                                       18,200           --

Deferred Income Tax Asset, net of valuation allowance of $256,000

              and $222,000, respectively                                   --           --

------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                  $  38,607    $  33,115
==========================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable and accrued expenses                             $  18,150    $  48,888
   Notes payable - related parties                                    141,460      170,733
------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                       159,610      219,621


Commitments

Stockholders' Deficiency:
  Preferred stock - $.001 par value; authorized 1,000,000
   shares; none issued
  Common stock - $.001 par value; authorized 20,000,000
   shares; issued and outstanding 3,365,000 shares                      3,365        3,365
  Additional paid-in capital                                          586,857      586,857
  Deficit accumulated during the development stage                   (711,225)    (776,728)
------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' DEFICIENCY                                 (121,003)    (186,506)
------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $  38,607    $  33,115
==========================================================================================




                                              See notes to Financial Statements.

                                                       UNITED NETWORK MARKETING SERVICES, INC.
                                                                 (A DEVELOPMENT STAGE COMPANY)

                                                                       STATEMENT OF OPERATIONS
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
                                                                                   PERIOD FROM
                                                                                  SEPTEMBER 15,
                                                                                 1998 (DATE OF
                                                    YEAR ENDED      YEAR ENDED  INCORPORATION)
                                                   DECEMBER 31,    DECEMBER 31, TO  DECEMBER 31,
                                                          2002            2003            2003
-----------------------------------------------------------------------------------------------
General and administrative expenses:
  Salaries                                        $     12,000    $     12,000    $     44,000
  Consulting fees                                           --              --         208,731
  Write-off of note receivable from consultant              --              --          30,000
  Recovery of bad debt                                      --              --         (23,500)
  Professional fees                                     27,275          20,996         207,788
  Depreciation                                             804              --           9,701
  Stock transfer expense                                   188           2,303          17,157
  Facility management                                      900              --          43,732
  Taxes                                                  1,455           1,407           9,594
  Interest and amortization of discount on debt         33,168          31,381          95,760
  Office expenses                                          721              93           3,416
  Advertising                                               --              --           1,243
  Miscellaneous                                             --              --           2,433
  Travel and entertainment                                 718             122             840
----------------------------------------------------------------------------------------------

Total general and administrative expenses               77,229          68,302         650,895

Interest and dividend income                             4,004           2,799          29,569

Gain on sale of stock                                       --              --          38,096

Equity in loss of investments                               --              --        (138,973)

Impairment loss on investment                          (24,526)             --         (54,525)

----------------------------------------------------------------------------------------------
Net loss                                          $    (97,751)   $    (65,503)   $   (776,728)
==============================================================================================

Basic and diluted loss per common share           $      (0.03)   $      (0.02)             --
==============================================================================================

Weighted-average number of common
 shares outstanding                                  3,365,000       3,365,000              --
==============================================================================================



                                               See Notes to Financial Statements

                                                                   UNITED NETWORK MARKETING SERVICES, INC.
                                                                              (A DEVELOPMENT STAGE COMPANY)

                                                             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
-----------------------------------------------------------------------------------------------------------

PERIOD FROM SEPTEMBER 15, 1998 (DATE OF INCORPORATION) TO DECEMBER 31, 2003
--------------------------------------------------------------------------------------------- DEFICIT
                                                 COMMON STOCK                               ACCUMULATED       TOTAL
                                            -----------------------  ADDITIONAL              DURING THE   STOCKHOLDERS'
                                             NUMBER         PAR       PAID-IN     TREASURY   DEVELOPMENT     EQUITY       PRICE
                                    DATE    OF SHARES      VALUE      CAPITAL       STOCK      STAGE      (DEFICIENCY)  PER SHARE
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
 upon distribution from United
 Network Technologies, Inc.        9/29/98   2,230,000     $  2,230    $ 390,810      --             --      $ 393,040  $    .176

Net loss                                            --           --          --       --      $ (74,358)       (74,358)          --

-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                 2,230,000        2,230     390,810       --        (74,358)       318,682           --

Issuance of common stock           4/07/99   1,100,000        1,100      98,900       --             --        100,000         .091

Negative equity of
 deconsolidated subsidiary                          --           --      43,093       --             --         43,093           --

Net loss                                            --           --          --       --       (217,045)      (217,045)          --

-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                 3,330,000        3,330     532,803       --       (291,403)       244,730           --

Issuance of warrant in
connection with long-term debt     11/30/00         --           --      20,000       --             --         20,000           --

Net loss                                            --           --          --       --       (249,625)      (249,625)          --

-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                 3,330,000        3,330     552,803       --       (541,028)        15,105           --

Issuance of common stock for
 services rendered                 6/21/01      45,000           45       4,455       --             --          4,500          .10

Issuance of warrant in
connection with long-term debt     1/26/01          --           --       5,000       --             --          5,000           --

Receipt of treasury stock in
 settlement of prior obligation    9/20/01     (10,000)          --          --  $(1,000)            --         (1,000)          --

Retirement of treasury stock                        --          (10)       (990)   1,000             --             --           --

Net loss                                            --           --          --       --        (72,446)       (72,446)          --

-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                 3,365,000        3,365     561,268       --       (613,474)       (48,841)          --

Issuance of warrants in connection
 with notes payable                5/31/02          --           --      25,589       --         25,589             --

Net loss                                            --           --          --       --        (97,751)       (97,751)          --

-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                 3,365,000        3,365     586,857       --       (711,225)      (121,003)          --

Net loss                                            --           --          --       --        (65,503)       (65,503)          --

------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003                 3,365,000     $  3,365 $   586,857  $    --     $ (776,728)     $(186,506)          --
====================================================================================================================================


                                               See Notes to Financial Statements

                                                                                            UNITED NETWORK MARKETING SERVICES, INC.
                                                                                                      (A DEVELOPMENT STAGE COMPANY)

                                                                                                            STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                   PERIOD FROM
                                                                                                                   SEPTEMBER 15,
                                                                                                                  1998 (DATE OF
                                                                                     YEAR ENDED    YEAR ENDED   INCORPORATION) TO
                                                                                     DECEMBER 31,  DECEMBER 31,    DECEMBER 31,
                                                                                        2002           2003           2003
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                          $   (97,751)   $   (65,503)   $  (776,728)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                            804             --          9,701
    Accrued interest                                                                     14,733         17,108         31,841
    Common stock issued for services                                                         --             --          4,500
    Amortization of debt discount                                                        18,435         14,273         50,589
    Gain on sale of investment                                                               --             --        (38,096)
    Impairment loss of investments                                                       24,526             --         54,525
    Uncollectible note receivable                                                            --             --         30,000
    Recovery of bad debt                                                                     --             --        (23,500)
    Equity in loss of investments                                                            --             --        138,973
    Changes in operating assets and liabilities:
      Increase in interest receivable                                                    (3,241)        (2,424)        (4,549)
      Increase (decrease) in accounts payable and accrued expenses                        1,694         13,630        (11,269)
-----------------------------------------------------------------------------------------------------------------------------------
       NET CASH USED IN OPERATING ACTIVITIES                                            (40,800)       (22,916)      (534,013)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from notes receivable                                                             --             --        (26,200)
  Purchase of investments                                                                    --             --       (197,000)
  Proceeds from sale of investment                                                           --             --         63,095
-----------------------------------------------------------------------------------------------------------------------------------
       NET CASH USED IN INVESTING ACTIVITIES                                                 --             --       (160,105)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from sale of common stock                                                         --             --        100,000
  Negative equity of deconsolidated subsidiary                                               --             --         43,093
  Proceeds from notes payable and warrants                                               16,000         15,000        156,000
  Cash received upon distribution from United Network Technologies, Inc.                     --             --        395,273
-----------------------------------------------------------------------------------------------------------------------------------
       CASH PROVIDED BY FINANCING ACTIVITIES                                             16,000         15,000        694,366
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                    (24,800)        (7,916)           248
Cash and cash equivalents at beginning of period                                         32,964          8,164             --
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $     8,164    $       248    $       248
===================================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes                                      $        --    $       275    $     4,548
===================================================================================================================================
  Cash paid during the period for interest                                          $        --    $        --    $    13,330
===================================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Net liabilities over assets upon distribution from United Network
       Technologies, Inc.                                                           $        --    $        --    $     2,233
===================================================================================================================================

  Warrants issued with notes payable and long-term debt                             $    25,589    $        --    $    50,589
===================================================================================================================================
  Common stock issued for services                                                  $        --    $        --    $     4,500
===================================================================================================================================
  Receipt of investment and treasury stock in settlement of prior obligation        $        --    $        --    $    23,500
===================================================================================================================================



                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                       SUPPLEMENTARY INFORMATION


 1.    FORMATION OF BUSINESS,            United  Network  Marketing  Services,
       PRINCIPAL BUSINESS "UMKG")        Inc. (a  development  stage  company)
       The ACTIVITY AND SUMMARY          (the   "Company"  or  was  formed  on
       OF SIGNIFICANT                    September  15, 1998 under the laws of
       ACCOUNTING POLICIES:              the State of  Delaware.  Company  has
                                         been in the  development  stage since
                                         its inception.

                                         Pursuant  to  the  terms  of  a  merger
                                         agreement    between   United   Network
                                         Technologies,    Inc.    ("UNTI")   and
                                         Pan-Agra   International   Corporation,
                                         UNTI  incorporated and established UMKG
                                         as a wholly owned  subsidiary  of UNTI.
                                         Prior  to  the  effective  date  of the
                                         merger, UNTI declared a dividend of all
                                         of the shares of UMKG to the  premerger
                                         shareholders. In addition, on September
                                         28,  1998,   certain  assets  of  UNTI,
                                         mainly cash of  approximately  $395,000
                                         and    miscellaneous    other   assets,
                                         including all of the outstanding shares
                                         of  TrueYou.com   Inc.   ("TY"),   were
                                         distributed  to the Company.  After the
                                         distribution,  TY became a wholly owned
                                         subsidiary  of UMKG.  On April 9, 1999,
                                         UMKG  declared a dividend of all of its
                                         shares of TY and distributed the shares
                                         to its shareholders.

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

                                         Investments are accounted for either by
                                         the cost method or the equity method of
                                         accounting.  Investments  in affiliates
                                         are  recorded  on the equity  method of
                                         accounting,  either  due  to  ownership
                                         interest of 20 percent or more but less
                                         than 50  percent  or where the  Company
                                         has the  ability  to exert  significant
                                         influence but does not have the ability
                                         to exercise control.

                                         The  estimated  fair value of the notes
                                         receivable     and    notes     payable
                                         approximates the carrying amount due to

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                       SUPPLEMENTARY INFORMATION

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

                                         The  Company  has  elected to apply APB
                                         Opinion     No.    25    and    related
                                         interpretations  in accounting  for its
                                         stock  options  issued to employees and
                                         has   adopted    the    disclosure-only
                                         provision  of  SFAS  No.  123.  Had the
                                         Company     elected    to     recognize
                                         compensation  cost  based  on the  fair
                                         value  of the  options  granted  on the
                                         grant date,  as  prescribed by SFAS No.
                                         123,  the  Company's  net  loss and net
                                         loss per common  share  would have been
                                         the same as the reported  amounts since
                                         the Company did not issue any  employee
                                         options during the years ended December
                                         31, 2002 and 2003..

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                       SUPPLEMENTARY INFORMATION


 2.    PROPERTY AND EQUIPMENT:           Property   and   equipment,   at  cost,
                                         consists of the following:

                                                                                                                        Estimated
                                         December 31,                                  2002            2003             Useful Life
                                         ----------------------------------------------------------------------------------------
                                         Computer equipment                          $7,694          $7,694               5 years
                                         Furniture and fixtures                       2,007           2,007               7 years
                                         ----------------------------------------------------------------------------------------

                                                                                      9,701           9,701
                                         Less accumulated depreciation                9,701           9,701
                                         ----------------------------------------------------------------------------------------
                                                                                     $  -0-          $  -0-
                                         ========================================================================================

 3.    INVESTMENTS:                      The Company's  investments consist of a
                                         minority interest in TY, a 50% interest
                                         in AccessNewAge Corp. ("ANA") and a 50%
                                         interest in My Health Power ("MHP").

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

                                         At December 31, 1999, the investment in
                                         TY consisted of an equity in underlying
                                         assets  of  $23,522  and   goodwill  of
                                         $117,047.  Goodwill was being amortized
                                         by  the  straight-line  method  over  a
                                         period  of  three  years.  For the year
                                         ended  December  31,  1999,  a loss  of
                                         $9,431 was recorded  which  represented
                                         equity  in   earnings  of  $13,979  and
                                         amortization of goodwill of $23,410.

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

                                         During 1999, the Company  purchased 50%
                                         of ANA at a cost  of  $17,000.  For the

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                       SUPPLEMENTARY INFORMATION



                                         years ended December 31, 2001, 2000 and
                                         1999 the Company  recognized  its share
                                         of  income/(losses)  in the  amount  of
                                         $3,728,     ($613)    and     ($7,503),
                                         respectively. At December 31, 2001, the
                                         investment in ANA amounted to $12,612.

                                         During  2002,  the Company  recorded an
                                         impairment charge of $11,612 related to
                                         this acquisition resulting in a noncash
                                         charge to  operations.  At December 31,
                                         2002 and 2003,  the  investment  in ANA
                                         amounted to $1,000.

                                         During 1999, the Company  purchased 50%
                                         of  MHP  at  a  cost  of  $30,000.   In
                                         accordance  with  SFAS  No.  121,  this
                                         investment  was  deemed   worthless  at
                                         December  31, 1999 and was written down
                                         to $1, resulting in a noncash charge to
                                         operations of $29,999.

                                         During  the  year  ended  December  31,
                                         2001, the Company sold its  investments
                                         in    Minghua    Group    International
                                         (formerly     PanAgra     International
                                         Corporation)  and  realized  a gain  of
                                         $38,096.  This  investment was acquired
                                         by  the   Company   as   part   of  the
                                         distribution from UNTI (see Note 1).


 4.    NOTES RECEIVABLE:                 The Company has a note  receivable from
                                         ANA  (see  Note  3) in  the  amount  of
                                         $8,000.  The note was originally due on
                                         May 15,  2002 and bore  interest at the
                                         rate   of   8%   per   annum,   payable
                                         semiannually.     This     note     was
                                         subsequently extended to May 2004 at an
                                         interest rate of 6%.

                                         The   Company    has   various    notes
                                         receivable   from  an  officer  of  the
                                         Company   amounting   to   $18,200   at
                                         December 31, 2002 and 2003. These notes
                                         are  payable at various  dates  through
                                         September 2004 and bear interest at the
                                         rate   of  12%   per   annum,   payable
                                         annually.

                                         Interest income on these notes amounted
                                         to approximately  $3,700 and $2,800 for
                                         the years ended  December  31, 2002 and
                                         2003, respectively.


 5.    SHORT-TERM DEBT:                  The  Company  has notes  payable in the
                                         amount of  $125,000  payable to related
                                         entities (stockholders of the Company).
                                         The notes bear interest at 11% and were
                                         originally   due  May  31,   2002   and
                                         subsequently  extended to May 31, 2004.
                                         The  Company  also  issued  warrants to
                                         purchase   1,250,000   shares   of  the
                                         Company's  common  stock  at  $.10  per
                                         share in  connection  with these notes.
                                         The  value  assigned  to the  warrants,
                                         amounting to $25,000, represents a debt
                                         discount  and has been  amortized  over
                                         the original term of the notes.  During
                                         2002,  accrued  and unpaid  interest on
                                         these  notes of  $6,875  was  converted
                                         into new notes as described below.

                                         During  the  year  ended  December  31,
                                         2002,  the  Company  issued  additional
                                         notes in the amount of $30,733  payable
                                         to  related  entities,   including  the
                                         accrued  and  unpaid  interest  on  the
                                         notes  payable  above  as  well  as new
                                         notes amounting to $23,858. These notes
                                         bear   interest   at   11%   and   were
                                         originally due at various dates in 2003
                                         and have been extended to May 31, 2004.

                                         The  Company  also  issued  warrants to
                                         purchase    307,331   shares   of   the
                                         Company's   common  stock  at  exercise
                                         prices  ranging  from  $.06 to $.11 per

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                       SUPPLEMENTARY INFORMATION

                                         share in  connection  with these notes.
                                         The  value  assigned  to the  warrants,
                                         amounting to $25,589, represents a debt
                                         discount  and has been  amortized  over
                                         the original term of the notes.

                                         During  the  year  ended  December  31,
                                         2003,  the  Company  issued  additional
                                         notes in the amount of $15,000  payable
                                         to related  entities.  These notes bear
                                         interest  at 11% and are due on May 31,
                                         2004

                                         The Company did not issue any  warrants
                                         during  2003 in  connection  with these
                                         notes payable.

                                         Subsequent to December 31, 2003, all of
                                         the   above    outstanding    warrants,
                                         representing 1,557,331 shares of common
                                         stock,  of the Company,  were exercised
                                         at an exercise price of $.05 per share.
                                         The  balance  due by the Company on the
                                         outstanding  notes payable were reduced
                                         by the  amount due on the  exercise  of
                                         the warrants, totaling $77,867,

                                         During  January 2004 the Company issued
                                         additional  notes payable in the amount
                                         of $11,000 payable to related entities.
                                         These  notes  bear  interest  at  rates
                                         ranging  from 8% - 11% and are  payable
                                         on May 31, 2004.

                                         Interest     expense     amounted    to
                                         approximately  $15,000  and $17,100 for
                                         the years ended  December  31, 2002 and
                                         2003, respectively.

                                         Amortization of debt discount  amounted
                                         to  approximately  $18,400  and $14,300
                                         for the years ended  December  31, 2002
                                         and 2003, respectively.


 6.    STOCK OPTION PLAN:                During  2000,  the  Company  adopted an
                                         incentive   stock   option   plan  (the
                                         "Plan") under which options to purchase
                                         500,000  shares of common  stock may be
                                         granted to certain key  employees.  The
                                         exercise  price  will be  based  on the
                                         fair  market  value of such  shares  as
                                         determined by the board of directors at
                                         the date of the grant of such  options.
                                         On   November   1,  2000,   options  to
                                         purchase 250,000 shares of common stock
                                         at an exercise  price of $.10 per share
                                         were    granted   to   the    Company's
                                         president.   Of  the  250,000   shares,
                                         70,000 shares vest on the date of grant
                                         and the balance will vest 15,000 shares
                                         per month commencing  December 1, 2000.
                                         As of  November  1, 2001,  all  250,000
                                         shares were vested.

                                         The fair value of each option  grant is
                                         estimated  on the date of  grant  using
                                         the Black-Scholes option-pricing model.

 7.    INCOME TAXES:                     The  Company has a net  operating  loss
                                         carryforward of approximately  $582,000
                                         at  December  31,  2003   available  to
                                         offset future taxable  income  expiring
                                         at various dates through the year 2023.

                                         The Company  recorded a deferred income
                                         tax asset to reflect  the effect of net
                                         operating      loss       carryforwards
                                         aggregating  approximately $291,000. In
                                         recognition    of    the    uncertainty
                                         regarding the ultimate amount of income
                                         tax benefits to be derived, the Company
                                         has recorded a 100% valuation allowance
                                         against this deferred  income tax asset
                                         at December 31, 2003.

                                         The  provision   (benefit)  for  income
                                         taxes differs from the amount  computed
                                         using the federal statutory rate of 34%
                                         as a result of the following:

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                       SUPPLEMENTARY INFORMATION

                              Year ended December 31,                   2002                   2003
                              -----------------------------------------------------------------------
                              Federal statutory rate                     (34)%                  (34)%
                              Increase in valuation allowance             34                     34
                              -----------------------------------------------------------------------
                                                                           0%                     0%
                              =======================================================================

 8.    RELATED PARTY                     The Company  had an informal  agreement
       TRANSACTIONS:                     with TY in which the Company reimburses
                                         TY for  administrative  expenses it has
                                         incurred on the Company's  behalf.  For
                                         the years ended  December 31, 2001, the
                                         Company paid TY approximately  $10,000.
                                         No  amounts  were  paid  for the  years
                                         ended December 31, 2002 and 2003.

                                         During  the  year  ended  December  31,
                                         2001,  the Company issued 45,000 shares
                                         of common stock to officers of ANA (see
                                         Note 3) for services rendered valued at
                                         $.10 per share.

 9.    RECOVERY OF BAD DEBT:             During   September  2001,  the  Company
                                         received  10,000 shares of common stock
                                         of UMKG,  valued at $.10 per share, and
                                         90,000  shares  of  common  stock of TY
                                         valued   at  $.25  per  share  in  full
                                         satisfaction  of a note  receivable  in
                                         the  amount  of  $30,000  from a former
                                         consultant  and officer of the Company.
                                         This note was previously written off by
                                         the   Company   and   therefore    this
                                         settlement   was   recorded  as  income
                                         during  the  year  ended  December  31,
                                         2001.