Form 10QSB
period 2004-03-31
UNITED NETWORK MARKETING SERVICES INC
filed 2004-05-13
CIK 1128008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF MARCH 31, 2004:
7,415,747

                                     PART I

            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                   BALANCE SHEET
---------------------------------------------------------------------------------------------------
                                                                             MARCH 31,  DECEMBER 31,
                                                                                 2004          2003
---------------------------------------------------------------------------------------------------
ASSETS
(unaudited) Current Assets:
  Cash and cash equivalents                                                  $   2,547    $     248
  Notes receivable - related parties                                                 1       26,200
  Interest receivable                                                               --        5,665
---------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                       2,548       32,113

Investments                                                                      1,002        1,002
Deferred Income Tax Asset                                                           --           --
---------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                           $   3,550    $  33,115
===================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
  Accounts payable and accrued expenses                                      $  17,558    $  48,888
   Notes payable - related parties                                                 -0-      170,733
---------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                 17,558      219,621

Commitments

Stockholders' Deficiency:
  Preferred stock - $.001 par value; authorized 1,000,000
   shares; none issued
  Common stock - $.001 par value; authorized 20,000,000 shares; issued and outstanding 7,415,747 and 3,365,000
   shares respectively                                                           7,416        3,365
  Additional paid-in capital                                                   799,338      586,857
  Deficit accumulated during the development stage                            (820,762)    (776,728)
---------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' DEFICIENCY                                           (14,008)    (186,506)
---------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         $   3,550    $  33,115
===================================================================================================

                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                         STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------------------
                                                                                 PERIOD FROM
                                                                               SEPTEMBER 15,
                                                  THREE MONTHS   THREE MONTHS  1998 (DATE OF
                                                         ENDED          ENDED  INCORPORATION)
                                                     MARCH 31,      MARCH 31,   OF MARCH 31,
                                                          2003           2004           2004
--------------------------------------------------------------------------------------------
                                                   (unaudited)    (unaudited)    (unaudited)
General and administrative expenses:
  Salaries                                         $     3,000    $        --    $    44,000
  Consulting fees                                           --             --        208,731
  Write--off of note receivable from consultant             --             --         30,000
  Write--off of notes receivable - related party            --         31,864         31,864
  Recovery of bad debt                                      --             --        (23,500)
  Professional fees                                      7,833          7,788        215,576
  Depreciation                                              --             --          9,701
  Stock transfer expense                                    --             --         17,157
  Facility management                                       --             --         43,732
  Taxes                                                    959            300          9,894
  Interest and amortization of discount on debt          9,834          3,696         99,456
  Office expenses                                           93             20          3,436
  Advertising                                               --             --          1,243
  Miscellaneous                                            781            285          2,718
  Travel and entertainment                                  --             84            924
--------------------------------------------------------------------------------------------
Total general and administrative expenses               22,500         44,037        694,932

Interest and dividend income                               794              3         29,572

Gain on sale of stock                                       --             --         38,096

Equity in loss of investments                               --             --       (138,973)

Impairment loss on investment                               --             --        (54,525)
--------------------------------------------------------------------------------------------
Net loss                                           $   (21,706)   $   (44,034)   $  (820,762)
============================================================================================
Basic and diluted loss per common share            $     (0.01)   $      (.01)            --
============================================================================================
Weighted--average number of common
 shares outstanding                                  3,365,000      4,754,876             --
============================================================================================

                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
------------------------------------------------------------------------------------------------------------------------------------
PERIOD FROM SEPTEMBER 15, 1998 (DATE OF INCORPORATION) TO MARCH 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               DEFICIT
                                                                                             ACCUMULATED       TOTAL
                                                 COMMON STOCK      ADDITIONAL                 DURING THE    STOCKHOLDERS'
                                              NUMBER        PAR     PAID-IN      TREASURY     DEVELOPMENT      EQUITY      PRICE
                                    DATE     OF SHARES     VALUE    CAPITAL        STOCK         STAGE      (DEFICIENCY)  PER SHARE
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
 upon distribution from United
 Network Technologies, Inc.       9/29/98    2,230,000    $2,230     $390,810          --              --      $ 393,040      $.176
Net loss                                            --        --           --          --      $  (74,358)       (74,358)         --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 2,230,000     2,230      390,810          --         (74,358)       318,682          --
Issuance of common stock          4/07/99    1,100,000     1,100       98,900          --              --        100,000        .091
Negative equity of
 deconsolidated subsidiary                          --        --       43,093          --              --         43,093          --
Net loss                                            --        --           --          --        (217,045)      (217,045)         --
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                 3,330,000     3,330      532,803          --        (291,403)       244,730          --
Issuance of warrant in
connection with long--term debt   11/30/00          --        --       20,000          --              --         20,000          --
Net loss                                            --        --           --          --        (249,625)      (249,625)         --
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                 3,330,000     3,330      552,803          --        (541,028)        15,105          --
Issuance of common stock for
 services rendered                 6/21/01      45,000        45        4,455          --              --          4,500         .10
Issuance of warrant in
connection with long--term debt    1/26/01          --        --        5,000          --              --          5,000          --
Receipt of treasury stock in
 settlement of prior obligation    9/20/01     (10,000)       --           --     $(1,000)             --         (1,000)         --
Retirement of treasury stock                        --       (10)        (990)      1,000              --             --          --
Net loss                                            --        --           --          --         (72,446)       (72,446)         --
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                 3,365,000     3,365      561,268          --        (613,474)       (48,841)         --

Issuance of warrants in
 connection with notes payable     5/31/02          --        --       25,589          --                         25,589          --
Net loss                                            --        --           --          --         (97,751)       (97,751)         --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                 3,365,000     3,365      586,857          --        (711,225)      (121,003)         --
Net loss                                            --        --           --          --         (65,503)       (65,503)         --
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003                 3,365,000     3,365      586,857          --        (776,728)      (186,506)         --
Exercise of warrants               1/11/04   1,557,331     1,557       76,310          --              --         77,867         .05
Conversion of long--term debt
  and accrued interest             3/31/04   2,493,416     2,494      122,177          --              --        124,671         .05
Reverse salary accrual to related
  party                                             --        --       13,994                                     13,994          --
Net Loss                                            --        --           --          --         (44,034)       (44,034)         --
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2004                    7,415,747  $  7,416     $799,338          --       $(820,762)      $(14,008)
====================================================================================================================================

                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                         STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   PERIOD FROM
                                                                                                                 SEPTEMBER 15,
                                                                                      THREE MONTHS THREE MONTHS  1998 (DATE OF
                                                                                             ENDED        ENDED  INCORPORATION)
                                                                                         MARCH 31,    MARCH 31,   TO MARCH 31,
                                                                                              2003         2004           2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        (unaudited)  (unaudited)  (unaudited)
Cash flows from operating activities:
  Net loss                                                                               $ (21,706)   $ (44,034)   $(820,762)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                                --           --        9,701
    Accrued interest                                                                         3,438        3,696       35,537
    Common stock issued for services                                                            --                     4,500
    Amortization of debt discount                                                            6,397           --       50,589
    Gain on sale of investment                                                                  --           --      (38,096)
    Impairment loss of investments                                                              --           --       54,525
    Uncollectible note receivable                                                               --       31,864       61,864
    Recovery of bad debt                                                                        --           --      (23,500)
    Equity in loss of investments                                                               --           --      138,973
    Changes in operating assets and liabilities:
     (Increase) decrease in interest receivable                                               (666)          --       (4,549)
     Increase (decrease) in accounts payable and accrued expenses                            5,514        (,227)     (11,496)
------------------------------------------------------------------------------------------------------------------------------------
        NET CASH USED IN OPERATING ACTIVITIES                                               (7,023)      (8,701)    (542,714)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from notes receivable                                                                --           --      (26,200)
  Purchase of investments                                                                       --           --     (197,000)
  Proceeds from sale of investment                                                              --           --       63,095
------------------------------------------------------------------------------------------------------------------------------------
        NET CASH USED IN INVESTING ACTIVITIES                                                   --           --     (160,105)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from sale of common stock                                                            --           --      100,000
  Negative equity of deconsolidated subsidiary                                                  --           --       43,093
  Proceeds from notes payable and warrants                                                      --       11,000      167,000
  Cash received upon distribution from United Network Technologies, Inc.                        --           --      395,273
------------------------------------------------------------------------------------------------------------------------------------
        CASH PROVIDED BY FINANCING ACTIVITIES                                                   --       11,000      705,366
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                        (7,023)       2,299        2,547
Cash and cash equivalents at beginning of period                                             8,164          248           --
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $   1,141    $   2,547    $   2,547
====================================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes                                           $     275    $     300    $   4,848
====================================================================================================================================
  Cash paid during the period for interest                                               $      --    $      --    $  13,330
====================================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Net liabilities over assets upon distribution from United Network Technologies, Inc.   $      --    $      --    $   2,233
====================================================================================================================================
  Warrants issued with notes payable and long--term debt                                 $      --    $      --    $  50,589
====================================================================================================================================
  Common stock issued for services                                                       $      --    $      --    $   4,500
====================================================================================================================================
  Receipt of investment and treasury stock in settlement of prior obligation             $      --    $      --    $  23,500
====================================================================================================================================

                                               See Notes to Financial Statements

 Conversion of notes payable and accrued interest into common stock                      $      --    $ 124,671    $ 124,671
====================================================================================================================================
  Exercise of warrants                                                                   $      --    $  77,867    $  77,867
====================================================================================================================================
  Reversal of related party salary accrual                                               $      --    $  13,994    $  13,994
====================================================================================================================================

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310(b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. There have been no significant changes of accounting policy since December 31, 2003. The results from operations for the interim period are not indicative of the results expected for the full fiscal year or any future period and should be read in conjunction with the audited financial statements as of December 31, 2003 and for the year then ended, and the notes thereto, in UNMS's 10-KSB for the year ended December 31, 2003.

At March 31, 2004, the Company has a stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net loss as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. On November 1, 2000, options to purchase 250,000 shares of common stock at an exercise price of $.10 per share were granted to the Company's president. Of the 250,000 shares, 70,000 shares vested on the date of grant and the balance vested at 15,000 shares per month commencing December 1, 2000. As of November 1, 2001, all 250,000 shares were vested.

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

3. NOTES PAYABLE - RELATED PARTIES:

The Company had notes payable in the amount of $125,000 payable to related entities (stockholders of the Company). The notes bore interest at 11% and were originally due May 31, 2002 and subsequently extended to May 31, 2004. The Company also issued warrants to purchase 1,250,000 shares of the Company's common stock at $.10 per share in connection with these notes. The value assigned to the warrants, amounting to $25,000, represents a debt discount and had been amortized over the original term of the notes. During 2002, accrued and unpaid interest on these notes of $6,875, were converted into new notes as described below.

During the year ended December 31, 2002, the Company issued additional notes in the amount of $30,733 payable to related entities, including the accrued and unpaid interest on the notes payable above as well as new notes amounting to $23,858. These notes bore interest at 11% and were originally due at various dates in 2003 and have been extended to May 31, 2004. The Company also issued warrants to purchase 307,331 shares of the Company's common stock at exercise prices ranging from $.06 to $.11 per share in connection with these notes. The value assigned to the warrants, amounting to $25,589, represents a debt discount and had been amortized over the original term of the notes.

During the year ended December 31, 2003, the Company issued additional notes in the amount of $15,000 payable to related entities. These notes bore interest at 11% and are due on May 31, 2004.

During January 2004, the Company issued additional notes in the amount of $11,000 payable to a related entity. These notes bear interest at various rates ranging from 8% to 11% and are due on May 31, 2004.The Company did not issue any warrants during 2003 and 2004 in connection with the notes payable issued during 2003 and 2004.

During January 2004, all of the above outstanding warrants, representing 1,557,331 shares of common stockof the Company, were exercised at an exercise price of $.05 per share. The balance due by the Company on the outstanding notes payable were reduced by the amount due on the exercise of the warrants, totaling $77,867.

The modification of the exercise price on the above warrants would cause them to be treated as a variable plan. This change did not have a material effect on the Company's statement of operations.

During March 2004, all the above outstanding debt related to the notes issued, plus the accrued interest, was converted into common stock of the Company at a conversion price of $.05 per share. A total of 2,493,416 shares were issued with regard to this transaction. As of March 31, 2004 there are no notes outstanding by the company.

4. EQUITY INSTRUMENTS:

During March 2004, a stockholder of the Company rescinded all salaries and payroll taxes accrued for him, amounting to $13,994.

During April 2004, the Company issued 500,000 shares of common stock at a price of $ .05 per share, for a total purchase price of $25,000 to one of its current stockholders.

All of the foregoing transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. No underwriter was engaged in connection with the foregoing sales of securities.

5. Income Taxes:
The Company has a net operating loss carryforward of approximately $624,000 at March 31, 2004 available to offset future taxable income expiring at various dates through the year 2023. The Company recorded a deferred income tax asset to reflect the effect of net operating loss carryforwards aggregating approximately $275,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a 100% valuation allowance against this deferred income tax asset at March 31, 2004.

ITEM 2.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company's critical accounting policies described in our annual report on Form 10-KSB for the year ended December 31, 2003.

PLAN OF OPERATION

As of March 31, 2004, we had a cash balance of $2,547. Based on our current cash position and funding commitments of management, we believe we could maintain our operations as currently conducted and satisfy our cash requirements for the next twelve (12) months. However, in order to expand our operations we would be required to raise additional funds through equity or debt offerings or otherwise. We are not currently seeking to raise such additional funds. We do not anticipate performing significant product research and development or purchasing plant or significant equipment during the next twelve months.

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

      Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There was no submission of matters to a vote of security holders during the three months ended March 31, 2004.

ITEM 5. OTHER INFORMATION

      Not Applicable

ITEM 6.

      (a)   Exhibits - none.

      (b)   Reports on Form 8-K - none.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED NETWORK MARKETING SERVICES, INC.

Dated: May 12, 2004                     By: /s/ KENNETH LEVY
                                            --------------------------------
                                            Kenneth Levy, President
                                            (Principal executive officer
                                            and principal financial