Form 10QSB
period 2004-06-30
UNITED NETWORK MARKETING SERVICES INC
filed 2004-08-12
CIK 1128008

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |X|

Number of shares outstanding of the issuer's Common Stock as of June 30, 2004:
7,915,747

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

ASSETS                                                           JUNE 30, 2004   DECEMBER 31, 2003
---------------------------------------------------------------------------------------------------
                                                                 (unaudited)
Current Assets:
  Cash and cash equivalents                                       $  10,581         $     248
  Note receivable - related parties                                       1            26,200
  Interest receivable                                                   -0-             5,665
---------------------------------------------------------------------------------------------------

        TOTAL CURRENT ASSETS                                         10,582            32,113

Investments                                                           1,002             1,002

Deferred Income Tax Asset                                                --                --
---------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                              $  11,584         $  33,115
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities:
  Accounts payable and accrued expenses                           $  10,406         $  48,888
   Notes payable - related parties                                      -0-           170,733
---------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                    10,406           219,621

Commitments

Stockholders' Equity (Deficiency):
  Preferred stock - $.001 par value; authorized 1,000,000
   shares; none issued
  Common stock - $.001 par value; authorized 20,000,000
   shares; issued and outstanding 7,915,747 and 3,365,000
   shares respectively                                                7,916             3,365
  Additional paid-in capital                                        823,838           586,857
  Deficit accumulated during the development stage                 (830,576)         (776,728)
---------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                       1,178          (186,506)
---------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)   $  11,584         $  33,115
===================================================================================================

                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                         STATEMENT OF OPERATIONS
================================================================================

                                                                                                                  PERIOD FROM
                                                                                                                  SEPTEMBER 15,
                                                                                                                 1998 (DATE OF
                                                  THREE MONTHS    THREE MONTHS    SIX MONTHS       SIX MONTHS   INCORPORATION) TO
                                                 ENDED JUNE 30,  ENDED JUNE 30,  ENDED JUNE 30,  ENDED JUNE 30,     JUNE 30,
                                                     2004            2003            2004            2003             2004
                                                  (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                                  -----------     -----------     -----------     -----------     -----------
General and administrative expenses:
  Salaries                                        $        --     $     3,000     $        --     $     6,000     $    44,000
  Consulting fees                                          --              --              --              --         208,731
  Write-off of note receivable from consultant             --              --              --              --          30,000
  Write-off of note receivable - related party             --              --          31,864              --          31,864
  Recovery of bad debt                                     --              --              --              --         (23,500)
  Professional fees                                     9,034           1,503          16,822           9,336         224,610
  Depreciation                                             --              --              --              --           9,701
  Stock transfer expense                                  774             216             774             216          17,931
  Facility management                                      --              --              --              --          43,732
  Taxes                                                    --             229             300           1,188           9,894
  Interest and amortization of discount on debt            --           9,907           3,696          19,741          99,456
  Office expenses                                          18              --              38              93           3,454
  Advertising                                              --              --              --              --           1,243
  Miscellaneous                                            --              --             285             781           2,718
  Travel                                                   --              --              84              --             924
----------------------------------------------------------------------------------------------------------------------------------
Total general and administrative expenses               9,826          14,855          53,863          37,355         704,759

Interest and dividend income                               12             669              15           1,463          29,584


Gain on sale of stock                                      --              --              --              --          38,096

Equity in loss of investments                              --              --              --              --        (138,973)

Impairment loss on investment                              --              --              --              --         (54,525)
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                          $    (9,814)    $   (14,186)    $   (53,848)    $   (35,892)    $  (830,576)
----------------------------------------------------------------------------------------------------------------------------------
  Basic and diluted loss
  per common share                                $     (0.00)    $     (0.00)    $     (0.01)    $     (0.01)
==================================================================================================================================
 Weighted-average number of common
  shares outstanding                                7,910,252       3,365,000       6,322,167       3,365,000
==================================================================================================================================

                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
================================================================================

PERIOD FROM SEPTEMBER 15, 1998 (DATE OF INCORPORATION) TO JUNE 30, 2004
--------------------------------------------------------------------------------

                                                                                DEFICIT
                                                                                ACCUMULATED    TOTAL
                                                COMMON STOCK        ADDITIONAL  DURING THE  STOCKHOLDERS'
                                           ---------------------
                                             NUMBER         PAR      PAID-IN    TREASURY     DEVELOPMENT    EQUITY       PRICE
                                   DATE     OF SHARES      VALUE     CAPITAL     STOCK        STAGE       (DEFICIENCY)  PER SHARE
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
 upon distribution from United
 Network Technologies, Inc.       9/29/98   2,230,000    $ 2,230  $ 390,810          --            --    $  393,040    $    .176
Net loss                          ~~               --         --         --          --    $  (74,358)      (74,358)          --
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                2,230,000      2,230    390,810          --       (74,358)      318,682           --
Issuance of common stock          4/07/99   1,100,000      1,100     98,900          --            --       100,000         .091
Negative equity of
 deconsolidated subsidiary        ~~               --         --     43,093          --            --        43,093           --
Net loss                          ~~               --         --         --          --      (217,045)     (217,045)          --
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                3,330,000      3,330    532,803          --      (291,403)      244,730           --
Issuance of warrant in
connection with long-term debt    11/30/00         --         --     20,000          --            --        20,000           --
Net loss                          ~~               --         --         --          --      (249,625)     (249,625)          --
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                3,330,000      3,330    552,803          --      (541,028)       15,105           --
Issuance of common stock for
 services rendered                6/21/01      45,000         45      4,455          --            --         4,500          .10
Issuance of warrant in
connection with long-term debt    1/26/01          --         --      5,000          --            --         5,000           --
Receipt of treasury stock in
 settlement of prior obligation   9/20/01     (10,000)        --         --    $ (1,000)           --        (1,000)          --
Retirement of treasury stock      ~~               --        (10       (990)      1,000            --            --           --
Net loss                          ~~               --         --         --          --       (72,446)      (72,446)          --
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                3,365,000      3,365    561,268          --      (613,474)      (48,841)          --

Issuance of warrants in
 connection  with notes
 payable                          5/31/02          --         --     25,589          --        25,589            --           --

Net loss                          ~~               --         --         --          --       (97,751)      (97,751)          --
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                3,365,000      3,365    586,857          --      (711,225)     (121,003)          --
Net loss                          ~~               --         --         --          --       (65,503)      (65,503)          --
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                3,365,000      3,365    586,857          --      (776,728)     (186,506)          --
Issuance of common stock          4/ 1/04     500,000        500     24,500          --            --        25,000          .05
Exercise of warrants              1/11/04   1,557,331      1,557     76,310      77,867                                      .05
Conversion of  long-term debt
  and accrued interest            3/31/04   2,493,416      2,494    122,177          --            --       124,671          .05
Reverse salary accrual to
  related party                   ~~               --         --     13,994          --        13,994            --           --
Net Loss                          ~~               --         --         --          --       (53,848)      (53,848)          --
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2004          ~~        7,915,747    $ 7,916  $ 823,838          --     $(830,576)   $    1,178           --
================================================================================================================================

                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                         STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                                     PERIOD FROM
                                                                                                                    SEPTEMBER 15,
                                                                                         SIX MONTHS  SIX MONTHS    1998 (DATE OF
                                                                                            ENDED      ENDED      INCORPORATION) TO
                                                                                           JUNE 30,    JUNE 30,       JUNE 30,
                                                                                             2003       2004            2004
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:                                                    (unaudited)  (unaudited)    (unaudited)
  Net loss                                                                               $ (35,892)   $ (53,848)     $(830,576)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                                  --           --          9,701
  Accrued interest                                                                           8,431        3,696         35,537
  Common stock issued for services                                                              --           --          4,500
  Amortization of debt discount                                                             11,310           --         50,589
  Gain on sale of investment                                                                    --           --        (38,096)
  Impairment loss of investments                                                                --           --         54,525
  Uncollectible note receivable                                                                 --       31,864         61,864
  Recovery of bad debt                                                                          --           --        (23,500)
  Equity in loss of investments                                                                 --           --        138,973
  Changes in operating assets and liabilities:
  Increase in interest receivable                                                           (1,212)          --         (4,549)
  Increase (decrease) in accounts payable and accrued expenses                               2,810       (7,379)       (18,648)
-----------------------------------------------------------------------------------------------------------------------------------
  NET CASH USED IN OPERATING ACTIVITIES                                                    (14,553)     (25,667)      (559,680)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from notes receivable                                                                --           --        (26,200)
  Purchase of investments                                                                       --           --       (197,000)
  Proceeds from sale of investment                                                              --           --         63,095
-----------------------------------------------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                           --           --       (160,105)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from sale of common stock                                                            --       25,000        125,000
  Negative equity of deconsolidated subsidiary                                                  --           --         43,093
  Proceeds from notes payable and warrants                                                   8,000       11,000        167,000
  Cash received upon distribution from United Network Technologies, Inc.                        --           --        395,273
-----------------------------------------------------------------------------------------------------------------------------------
  CASH PROVIDED BY FINANCING ACTIVITIES                                                      8,000       36,000        730,366
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                        (6,553)      10,333         10,581
Cash and cash equivalents at beginning of period                                             8,164          248             --
Cash and cash equivalents at end of period                                               $   1,611    $  10,581      $  10,581
===================================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes                                           $     275    $     300      $   4,848
===================================================================================================================================
  Cash paid during the period for interest                                               $      --    $      --      $  13,330
===================================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Net liabilities over assets upon distribution from United Network Technologies, Inc.   $      --    $      --      $   2,233
===================================================================================================================================
  Warrants issued with notes payable and long-term debt                                  $      --    $      --      $  50,589
===================================================================================================================================
  Common stock issued for services                                                       $      --    $      --      $   4,500
===================================================================================================================================
  Conversion of notes payable and accrued interest into common stock                     $      --    $ 124,671      $ 124,671
===================================================================================================================================
  Exercise of warrants                                                                   $      --    $  77,867      $  77,867
===================================================================================================================================
  Reversal of related party salary accrual                                               $      --    $  13,994      $  13,994
===================================================================================================================================
Receipt of investment and treasury stock in settlement of prior obligation               $      --    $      --      $  23,500
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

At June 30, 2004, the Company has a stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net loss as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. On November 1, 2000, options to purchase 250,000 shares of common stock at an exercise price of $.10 per share were granted to the Company's president. During 2004 the exercise price on these options were modified to $.05 per share. The options had no intrinsic value after the modification. Of the 250,000 shares, 70,000 shares vested on the date of grant and the balance vested at 15,000 shares per month commencing December 1, 2000. As of November 1, 2001, all 250,000 shares were vested.

2. EARNINGS PER SHARE:

Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities. Potential common shares issuable have not been included in the computation of diluted EPS since the effect would be antidilutive.

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

During the year ended December 31, 2002, the Company issued additional notes in the amount of $30,733 payable to related entities, including the accrued and unpaid interest on the notes payable above as well as new notes amounting to $23,858. These notes bore interest at 11% and were originally due at various dates in 2003 and had been extended to May 31, 2004. The Company also issued warrants to purchase 307,331 shares of the Company's common stock at exercise prices ranging from $.06 to $.11 per share in connection with these notes. The value assigned to the warrants, amounting to $25,589, represents a debt discount and had been amortized over the original term of the notes.

During the year ended December 31, 2003, the Company issued additional notes in the amount of $15,000 payable to related entities. These notes bore interest at 11% and were due on May 31, 2004.

During January 2004, the Company issued additional notes in the amount of $11,000 payable to a related entity. These notes bore interest at various rates ranging from 8% to 11% and were due on May 31, 2004. The Company did not issue any warrants during 2003 and 2004 in connection with the notes payable issued during 2003 and 2004.

During January 2004, all of the above outstanding warrants, representing 1,557,331 shares of common stock of the Company, were exercised at an exercise price of $.05 per share. The balance due by the Company on the outstanding notes payable were reduced by the amount due on the exercise of the warrants, totaling $77,867.

The modification of the exercise price on the above warrants did not result in a material change in the fair value of the warrants.

During March 2004, all the above outstanding debt related to the notes issued, plus the accrued interest, was converted into common stock of the Company at a conversion price of $.05 per share. A total of 2,493,416 shares were issued with regard to this transaction. As of June 30, 2004 there are no notes outstanding by the company.

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

5. Income Taxes: The Company has net operating loss carryforwards of approximately $634,000 at June 30, 2004 available to offset future taxable income expiring at various dates through the year 2023. The Company recorded a deferred income tax asset to reflect the effect of net operating loss carryforwards aggregating approximately $279,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a 100% valuation allowance against this deferred income tax asset at June 30, 2004.

ITEM 2. CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company's critical accounting policies described in our annual report on Form 10-KSB for the year ended December 31, 2003.

PLAN OF OPERATION

As of June 30, 2004, we had a cash balance of $10,581. Based on our current cash position and funding commitments of management, we believe we could maintain our operations as currently conducted and satisfy our cash requirements for the next twelve (12) months. However, in order to expand our operations we would be required to raise additional funds through equity or debt offerings or otherwise. We are not currently seeking to raise such additional funds. We do not anticipate performing significant product research and development or purchasing plant or significant equipment during the next twelve months.

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during the three months ended June 30, 2004.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6.

(a)   Exhibits - none.

(b)   Reports on Form 8-K - none.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED NETWORK MARKETING SERVICES, INC.

Dated: August 12, 2004

                                       By: /s/ KENNETH LEVY
                                           --------------------------------
                                           Kenneth Levy, President
                                           (Principal executive officer
                                            and principal financial