Form 10QSB
period 2004-09-30
UNITED NETWORK MARKETING SERVICES INC
filed 2004-11-16
CIK 1128008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF SEPTEMBER 30, 2004: 7,915,747

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

ASSETS                                        SEPTEMBER 30, 2004              DECEMBER 31, 2003
-----------------------------------------------------------------------------------------------------
Current Assets:                                 (unaudited)                     (audited)
  Cash and cash equivalents                      $   4,614                      $     248
  Note receivable - related party                      1                           26,200
  Interest receivable                                 -0-                           5,665
-----------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                           4,615                         32,113
-----------------------------------------------------------------------------------------------------
Investments                                          1,002                          1,002

Deferred Income Tax Asset                              --                            --
-----------------------------------------------------------------------------------------------------
      TOTAL ASSETS                               $   5,617                      $  33,115
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities:
  Accounts payable and accrued expenses          $   8,789                      $  48,888
-----------------------------------------------------------------------------------------------------
  Notes payable - related parties                     -0-                         170,733
-----------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                              8,789                        219,621

Commitments

Stockholders' Deficiency:
  Preferred stock - $.001 par value;
   authorized 1,000,000 shares; none issued
  Common stock - $.001 par value; authorized
   20,000,000 shares; issued and outstanding
   7,915,747 and 3,365,000 shares respectively       7,916                          3,365
  Additional paid-in capital                       823,838                        586,857
  Deficit accumulated during
  the development stage                           (834,926)                      (776,728)
------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY/(DEFICIENCY)       (3,172)                      (186,506)
------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY/(DEFICIENCY)                  $   5,617                      $  33,115
======================================================================================================

                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                         STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                                   PERIOD FROM
                                                                                                                   SEPTEMBER 15,
                                                                                                                   1998 (DATE OF
                                                THREE MONTHS     THREE MONTHS     NINE MONTHS     NINE MONTHS    INCORPORATION) TO
                                                ENDED SEPT 30,   ENDED SEPT 30,   ENDED SEPT 30,  ENDED SEPT 30,    SEPTEMBER 30,
                                                     2004              2003           2004            2003               2004
----------------------------------------------------------------------------------------------------------------------------------
                                                 (unaudited)      (unaudited)      (unaudited)       (unaudited)    (unaudited)
General and administrative expenses:
  Salaries                                          $        --      $     3,000      $        --      $     9,000      $  44,000
  Consulting fees                                            --               --               --               --        208,731
  Write-off of note receivable from Consultant               --               --               --               --         30,000
  Write-off of note receivable-related party                 --               --           31,864               --         31,864
  Recovery of bad debt                                    4,430            4,402               --           13,737        (23,500)
  Professional fees                                          --               --           21,252               --        229,040
  Depreciation                                              (64)             955               --            1,953          9,701
  Stock transfer expense                                     --               --              710               --         17,867
  Facility management                                        --              230               --            1,418         43,732
  Taxes                                                      --            6,113              300           25,854          9,894
  Interest and amortization of discount on debt              --               --            3,696               92         99,456
  Office expenses                                            --               --               38               --          3,454
  Advertising                                                --               --               --               --          1,243
  Miscellaneous                                              --               --              285               --          2,718
  Travel                                                                                                        84            924
----------------------------------------------------------------------------------------------------------------------------------
Total general and administrative expenses                 4,366           14,700           58,229           52,054        709,124

Interest and dividend income                                 16              668               31            2,130         29,600

Gain on sale of stock                                        --               --               --               --         38,096

Equity in loss of investments                                --               --               --               --       (138,973)

Impairment loss on investment                                --               --               --               --        (54,525)
----------------------------------------------------------------------------------------------------------------------------------

Net loss                                            $    (4,350)     $   (14,032)     $   (58,198)     $   (49,924)     $(834,926)
----------------------------------------------------------------------------------------------------------------------------------

  Basic and diluted loss
  per common share                                  $     (0.00)     $     (0.00)     $     (0.01)     $   (0.01)
==================================================================================================================================
 Weighted-average number of common
  shares outstanding                                  7,915,747        3,365,000        7,915,747        3,365,000
==================================================================================================================================

                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (a development stage company)

                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------

  Period from September 15, 1998 (date of incorporation) to September 30, 2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Deficit
                                                                                                Accumulated     Total
                                                       Common Stock         Additional          During the   Stockholders'
                                                    Number         Par      Paid-in   Treasury   Development    Equity      Price
                                          Date    of Shares       Value     Capital    Stock       Stage    (Deficiency)  Per Share
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
 upon distribution from United
 Network Technologies, Inc.              9/29/98    2,230,000   $    2,230   $ 390,810         --          --   $ 393,040   $ .176
Net loss                                                   --           --          --         --   $ (74,358)    (74,358)      --
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                        2,230,000        2,230     390,810         --     (74,358)    318,682       --
Issuance of common stock                 4/07/99    1,100,000        1,100      98,900         --          --     100,000     .091
Negative equity of
 deconsolidated subsidiary                                 --           --      43,093         --          --      43,093       --
Net loss                                                   --           --          --         --    (217,045)   (217,045)      --
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                        3,330,000        3,330     532,803         --    (291,403)    244,730       --
Issuance of warrant in
connection with long-term debt                             --           --      20,000         --          --      20,000       --
Net loss                                                   --           --          --         --    (249,625)   (249,625)      --
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                        3,330,000        3,330     552,803         --    (541,028)     15,105       --
Issuance of common stock for
 services rendered                       6/21/01       45,000           45       4,455         --          --       4,500      .10
Issuance of warrant in
connection with long-term debt                             --           --       5,000         --          --       5,000       --
Receipt of treasury stock in
 settlement of prior obligation          9/20/01      (10,000)          --          --   $ (1,000)         --      (1,000)      --
Retirement of treasury stock                               --          (10)       (990)     1,000          --          --       --
Net loss                                                   --           --          --         --     (72,446)    (72,446)      --
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                        3,365,000        3,365     561,268         --    (613,474)    (48,841)      --

Issuance of warrants in connection
 with notes payable                                        --           --      25,589         --      25,589          --

Net loss                                                   --           --          --         --     (97,751)    (97,751)      --

-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                        3,365,000        3,365     586,857         --    (711,225)   (121,003)      --
Net loss                                                   --           --          --    (65,503)    (65,503)         --
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                               --    3,365,000       3,365    586,857    (776,728)   (186,506)      --
Issuance of common stock                 4/1/04       500,000          500      24,500         --          --      25,000      .05
Exercise of warrants                     1/11/04    1,557,331        1,557      76,310         --          --      77,867      .05
Conversion of long-term debt and
   accrued interest                      3/31/04    2,493,416        2,494     122,177         --          --     124,671      .05
Reverse salary accrual to related party                    --           --      13,994         --          --      13,994       --
Net Loss                                                                --          --         --     (58,198)    (58,198)      --
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004                       7,915,747   $    7,916   $ 823,838         --   $(834,926)  $  (3,172)
===================================================================================================================================

                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                         STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                                  PERIOD FROM
                                                                                                                SEPTEMBER 15,
                                                                        NINE MONTHS           NINE MONTHS       1998 (DATE OF
                                                                           ENDED                 ENDED         INCORPORATION) TO
                                                                        SEPT 30, 2003       SEPT 30, 2004        SEPT 30, 2004
                                                                        -------------       -------------        -------------
Cash flows from operating activities:                                   (unaudited)           (unaudited)         (unaudited)
  Net loss                                                             $ (  49,924)           $(  58,198)          $(834,926)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                              -                     -                   9,701
    Accrued interest                                                        12,615                  -                  31,841
    Common stock issued in exchange                                           -                  205,532              210,032
    Amortization of debt discount                                           13,239                  -                  50,589
    Gain on sale of investment                                                -                     -                 (38,096)
    Impairment loss on investments                                            -                     -                  54,525
    Uncollectible note receivable                                             -                   26,199               56,199
    Recovery of bad debt                                                      -                     -                 (23,500)
    Equity in loss of investments                                             -                     -                 138,973
    Changes in operating assets and liabilities:
     (Increase) decrease in other current assets                             1,758)                5,665                1,116
     Increase (decrease) in accounts payable and accrued expenses            4,224               (19,295)             (30,564)
     (Decrease) in notes payable                                              -                 (170,733)            (170,733)
     (Decrease) in interest payable                                           -                  (20,804)             (20,804)
-----------------------------------------------------------------------------------------------------------------------------------
       NET CASH USED IN OPERATING ACTIVITIES                               (21,604)              (31,634)            (565,647)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Increase in notes receivable                                                -                     -                 (26,200)
  Purchase of investments                                                     -                     -                (197,000)
  Proceeds from sale of investment                                            -                     -                  63,095
-----------------------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    -                     -                (160,105)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from sale of common stock                                          -                   36,000              136,000
  Negative equity of deconsolidated subsidiary                                -                     -                  43,093
  Proceeds from notes payable and warrants                                  14,568                  -                 156,000
  Cash received upon distribution from United Network Technologies, Inc.      -                     -                 395,273
-----------------------------------------------------------------------------------------------------------------------------------
       CASH PROVIDED BY FINANCING ACTIVITIES                                14,568                36,000              730,366
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       ( 7,036)                4,366                4,614
Cash and cash equivalents at beginning of period                             8,164                   248                  -
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $     1,128              $  4,614            $   4,614
===================================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes                         $      -                 $    300            $   4,848
===================================================================================================================================
  Cash paid during the period for interest                             $      -                 $    -              $  13,330
===================================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Net liabilities over assets upon distribution from United
  Network Technologies, Inc.                                           $      -                 $    -              $   2,233
===================================================================================================================================
  Warrants issued with notes payable and long-term debt                $      -                 $    -              $  50,589

  Common stock issued for services                                     $      -                 $    -              $   4,500
===================================================================================================================================
  Conversion of notes payable and accrued
  interest into common stock                                           $      -                 $124,671            $ 124,671
===================================================================================================================================
  Exercise of warrants                                                 $      -                 $ 77,867            $  77,867
===================================================================================================================================
  Reversal of related party salary accrual                             $      -                 $ 13,994            $  13,994
===================================================================================================================================
  Receipt of investment and treasury stock in settlement
  of prior obligation                                                  $      -                 $    -              $  23,500
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

At September 30, 2004, the Company has a stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net loss as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. On November 1, 2000, options to purchase 250,000 shares of common stock at an exercise price of $.10 per share were granted to the Company's president. During 2004 the exercise price on these options were modified to $.05 per share. The options had no intrinsic value after the modification. Of the 250,000 shares, 70,000 shares vested on the date of grant and the balance vested at 15,000 shares per month commencing December 1, 2000. As of November 1, 2001, all 250,000 shares were vested.

As shown in the financial statements the Company has suffered recurring losses from operations, and has a stockholders' deficiency and a working capital deficiency. The Company has been able to raise funds from debt and equity offerings primarily from an officer of the Company and the principal stockholder of the Company and believes it can continue to do so in the future.

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

5. INCOME TAXES:

The Company has net operating loss carryforwards of approximately $$621,000 at September 30, 2004 available to offset future taxable income expiring at various dates through the year 2023.

The Company recorded a deferred income tax asset to reflect the effect of net operating loss carryforwards aggregating approximately $ 273,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a 100% valuation allowance against this deferred income tax asset at September 30, 2004.

UNITED NETWORK MARKETING SERVICES, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

ITEM 2.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company's critical accounting policies described in our annual report on Form 10-KSB for the year ended December 31, 2003.

PLAN OF OPERATION

As of June 30, 2004, we had a cash balance of $ 4,614. Based on our current cash position and funding commitments of management, we believe we could maintain our operations as currently conducted and satisfy our cash requirements for the next twelve (12) months. However, in order to expand our operations we would be required to raise additional funds through equity or debt offerings or otherwise. We are not currently seeking to raise such additional funds. We do not anticipate performing significant product research and development or purchasing plant or significant equipment during the next twelve months.

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

Dated: November 11, 2004


By: /s/ KENNETH LEVY
   --------------------------------
   Kenneth Levy, President
   (Principal executive officer
   and principal financial