Form 10QSB/A
period 2004-09-30
UNITED NETWORK MARKETING SERVICES INC
filed 2004-11-18
CIK 1128008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                  FORM 10-QSB
                                   (MARK ONE)

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

ASSETS                                                                SEPTEMBER 30, 2004    DECEMBER 31, 2003
------------------------------------------------------------------------------------------------------

(unaudited) (audited)
Current Assets:
  Cash and cash equivalents                                                  $   4,614       $     248
  Note receivable - related parties                                                  1          26,200
  Interest receivable                                                              -0-           5,665
------------------------------------------------------------------------------------------------------

      TOTAL CURRENT ASSETS                                                       4,615          32,113

Investments                                                                      1,002           1,002

Deferred Income Tax Asset                                                           --              --

------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                           $   5,617       $  33,115
======================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
  Accounts payable and accrued expenses                                      $   8,789       $  48,888
------------------------------------------------------------------------------------------------------
   Notes payable - related parties                                                 -0-         170,733
------------------------------------------------------------------------------------------------------

      TOTAL CURRENT LIABILITIES                                                  8,789         219,621


Commitments

Stockholders' Deficiency:
  Preferred stock - $.001 par value; authorized 1,000,000
   shares; none issued
  Common stock - $.001 par value; authorized 20,000,000 shares; issued and outstanding 7,915,747 and 3,365,000
   shares respectively                                                           7,916           3,365
  Additional paid-in capital                                                   823,838         586,857
  Deficit accumulated during the development stage                            (834,926)       (776,728)

------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' DEFICIENCY                                            (3,172)       (186,506)
------------------------------------------------------------------------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         $   5,617       $  33,115
======================================================================================================

                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                         STATEMENT OF OPERATIONS
================================================================================

                                                                                                                     PERIOD FROM
                                                                                                                     SEPTEMBER 15,
                                                                                                                    1998 (DATE OF
                                                  THREE MONTHS      THREE MONTHS     NINE MONTHS    NINE MONTHS    INCORPORATION) TO
                                                  ENDED SEPT 30,    ENDED SEPT 30,   ENDED SEPT 30, ENDED SEPT 30,   SEPTEMBER 30,
                                                      2004             2003             2004           2003            2004
------------------------------------------------------------------------------------------------------------------------------------
                                                   (unaudited)      (unaudited)      (unaudited)     (unaudited)     (unaudited)
General and administrative expenses:
  Salaries                                        $        --      $     3,000      $        --      $     9,000    $    44,000
  Consulting fees                                          --               --               --               --        208,731
  Write-off of note receivable from consultant             --               --               --               --         30,000
  Write-off of note receivable-related party               --               --           31,864               --         31,864
  Recovery of bad debt                                     --               --               --               --        (23,500)
  Professional fees                                     4,430            4,401           21,252           13,737        229,040
  Depreciation                                             --               --               --               --           9,701
  Stock transfer expense                                  (64)             955              710            1,171          17,867
  Facility management                                      --               --               --               --          43,732
  Taxes                                                    --              230              300            1,418           9,894
  Interest and amortization of discount on debt            --            6,113            3,696           25,854          99,456
  Office expenses                                          --               --               38               93           3,454
  Advertising                                              --               --               --               --           1,243
  Miscellaneous                                            --               --              285              781           2,718
  Travel                                                                                     84                              924

------------------------------------------------------------------------------------------------------------------------------------

Total general and administrative expenses               4,366           14,699           58,229           52,054        709,124

Interest and dividend income                              667               31            2,130           29,600
                                                                                                                             16
Gain on sale of stock                                      --               --           38,096
                                                                                                               -              -
Equity in loss of investments                              --               --         (138,973)
                                                                                                               -              -
Impairment loss on investment                              --               --               --               --        (54,525)
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                          $    (4,350)     $   (14,032)     $   (58,198)     $   (49,924)   $  (834,926)
------------------------------------------------------------------------------------------------------------------------------------

  Basic and diluted loss
       per common share                           $     (0.00)     $     (0.00)     $     (0.01)     $     (0.02)
====================================================================================================================================

 Weighted-average number of common
    shares outstanding                              7,915,747        3,365,000        6,857,238        3,365,000
====================================================================================================================================

                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
================================================================================

Period from September 15, 1998 (date of incorporation) to September 30, 2004
--------------------------------------------------------------------------------

                                                                                                   DEFICIT
                                                                                                  ACCUMULATED     TOTAL
                                                       COMMON STOCK     ADDITIONAL                DURING THE    STOCKHOLDERS' PRICE
                                                   NUMBER        PAR     PAID-IN    TREASURY      DEVELOPMENT     EQUITY       PER
                                           DATE   OF SHARES     VALUE    CAPITAL     STOCK           STAGE      (DEFICIENCY)  SHARE
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
 upon distribution from United
 Network Technologies, Inc.              9/29/98  2,230,000    $ 2,230   $ 390,810          --             --    $  393,040    $.176
Net loss                                                 --         --          --          --    $   (74,358)      (74,358)      --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                      2,230,000      2,230     390,810          --        (74,358)      318,682       --
Issuance of common stock                 4/07/99  1,100,000      1,100      98,900          --             --       100,000     .091
Negative equity of
 deconsolidated subsidiary                               --         --      43,093          --             --        43,093       --
Net loss                                                 --         --          --          --       (217,045)     (217,045)      --
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                      3,330,000      3,330     532,803          --       (291,403)      244,730       --
Issuance of warrant in
connection with long-term debt           11/30/00        --         --      20,000          --             --        20,000       --
Net loss                                                 --         --          --          --       (249,625)     (249,625)      --
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                      3,330,000      3,330     552,803          --       (541,028)       15,105       --
Issuance of common stock for
 services rendered                       6/21/01     45,000         45       4,455          --             --         4,500      .10
Issuance of warrant in
connection with long-term debt           1/26/01         --         --       5,000          --             --         5,000       --
Receipt of treasury stock in
 settlement of prior obligation          9/20/01    (10,000)        --          --    $ (1,000)            --        (1,000)      --
Retirement of treasury stock                             --        (10)       (990)      1,000             --            --       --
Net loss                                                 --         --          --          --        (72,446)      (72,446)      --
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                      3,365,000      3,365     561,268          --       (613,474)      (48,841)      --

Issuance of warrants in connection
 with notes payable                      5/31/02         --         --      25,589          --         25,589            --

Net loss                                                 --         --          --          --        (97,751)      (97,751)      --

------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                      3,365,000      3,365     586,857          --       (711,225)     (121,003)      --
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                 --         --          --          --        (65,503)      (65,503)      --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                      3,365,000      3,365     586,857          --       (776,728)     (186,506)      --
Issuance of common stock                 4/1/04     500,000        500      24,500          --             --        25,000      .05
Exercise of warrants                     1/11/04  1,557,331      1,557      76,310          --             --        77,867      .05
Conversion of long-term debt and
   accrued interest                      3/31/04  2,493,416      2,494     122,177          --             --       124,671      .05
Reverse salary accrual to related party                                         --          --         13,994        13,994       --
Net Loss                                                 --         --          --          --        (58,198)      (58,198)      --
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004                     7,915,747    $ 7,916   $ 823,838          --    $  (834,926)   $   (3,172)
====================================================================================================================================

                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                         STATEMENT OF CASH FLOWS
================================================================================

                                                                                                                      PERIOD FROM
                                                                                                                      SEPTEMBER 15,
                                                                                        NINE MONTHS   NINE MONTHS    1998 (DATE OF
                                                                                           ENDED         ENDED       INCORPORATION)
                                                                                        SEPT 30, 2003 SEPT 30, 2004 TO SEPT 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:                                                   (unaudited)   (unaudited)     (unaudited)
  Net loss                                                                              $ (49,924)     $ (58,198)      $(834,926)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                               --             --           9,701
    Accrued interest                                                                       12,683          3,696          35,537
    Common stock issued for services                                                           --             --           4,500
    Amortization of debt discount                                                          13,239             --          50,589
    Gain on sale of investment                                                                 --             --         (38,096)
    Impairment loss of investments                                                             --             --          54,525
    Uncollectible note receivable                                                              --         31,864          61,864
    Recovery of bad debt                                                                       --             --         (23,500)
    Equity in loss of investments                                                              --             --         138,973
    Changes in operating assets and liabilities:
      Increase in interest receivable                                                      (1,758)        (4,549)
     Increase (decrease) in accounts payable and accrued expenses                           4,224         (8,996)        (20,265)
--------------------------------------------------------------------------------------------------------------------------------
              Net cash used in operating activities                                       (21,536)       (31,634)       (565,647)
--------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from notes receivable                                                               --             --         (26,200)
  Purchase of investments                                                                      --             --        (197,000)
  Proceeds from sale of investment                                                             --             --          63,095
--------------------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                            --             --        (160,105)
--------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from sale of common stock                                                           --         25,000         125,000
  Negative equity of deconsolidated subsidiary                                                 --             --          43,093
  Proceeds from notes payable and warrants                                                 14,500         11,000         167,000
  Cash received upon distribution from United Network Technologies, Inc.                       --             --         395,273
--------------------------------------------------------------------------------------------------------------------------------
              Cash provided by financing activities                                        14,500         36,000         730,366
--------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                       (7,036)         4,366           4,614
Cash and cash equivalents at beginning of year                                              8,164            248              --
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $   1,128      $   4,614       $   4,614
================================================================================================================================

Supplemental disclosures of cash flow information:
  Cash paid during the period for income taxes                                          $     275      $     300       $   4,848
================================================================================================================================
  Cash paid during the period for interest                                              $      --      $      --       $  13,330

================================================================================================================================

Supplemental schedule of noncash financing activities:
  Net liabilities over assets upon distribution from United Network Technologies, Inc.  $      --      $      --       $   2,233
================================================================================================================================

  Warrants issued with notes payable and long-term debt                                 $      --      $      --       $  50,589
================================================================================================================================
  Common stock issued for services                                                      $      --      $      --       $   4,500
================================================================================================================================
  Conversion of notes payable and accrued interest into common stock                    $      --      $ 124,671       $ 124,671
================================================================================================================================
  Exercise of warrants                                                                  $      --      $  77,867       $  77,867
================================================================================================================================
   Reversal of related party salary accrual                                             $      --      $  13,994       $  13,994
================================================================================================================================
   Receipt of investment and treasury stock in settlement of prior obligation           $      --      $      --       $  23,500
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

During March 2004, all the above outstanding debt related to the notes issued, plus the accrued interest, was converted into common stock of the Company at a conversion price of $.05 per share. A total of 2,493,416 shares were issued with regard to this transaction. As of September 30, 2004 there are no notes outstanding by the company.

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

5. Income Taxes:

The Company has net operating loss carryforwards of approximately $639,000 at September 30, 2004 available to offset future taxable income expiring at various dates through the year 2023. The Company recorded a deferred income tax asset to reflect the effect of net operating loss carryforwards aggregating approximately $ 281,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a 100% valuation allowance against this deferred income tax asset at September 30, 2004.

ITEM 2.
CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company's critical accounting policies described in our annual report on Form 10-KSB for the year ended December 31, 2003.

PLAN OF OPERATION

As of September 30, 2004, we had a cash balance of $ 4,614. Based on our current cash position and funding commitments of management, we believe we could maintain our operations as currently conducted and satisfy our cash requirements for the next twelve (12) months. However, in order to expand our operations we would be required to raise additional funds through equity or debt offerings or otherwise. We are not currently seeking to raise such additional funds. We do not anticipate performing significant product research and development or purchasing plant or significant equipment during the next twelve months.

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

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS There was no

submission of matters to a vote of security holders during the three months ended September 30, 2004.

ITEM 5. OTHER INFORMATION Not Applicable ITEM 6.

(a) Exhibits - none. (b) Reports on Form 8-K - none.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED NETWORK MARKETING SERVICES, INC.

Dated: November 16, 2004

By: /s/ KENNETH LEVY
--------------------------------
Kenneth Levy, President
(Principal executive officer
and principal financial