Form 10QSB/A
period 2004-09-30
UNITED NETWORK MARKETING SERVICES INC
filed 2004-11-23
CIK 1128008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2
                                       TO
                                   FORM 10-QSB
                                   (MARK ONE)

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
======================================================================================================

                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                         STATEMENT OF OPERATIONS
================================================================================

                                                                                                                     PERIOD FROM
                                                                                                                     SEPTEMBER 15,
                                                                                                                    1998 (DATE OF
                                                  THREE MONTHS      THREE MONTHS     NINE MONTHS    NINE MONTHS    INCORPORATION) TO
                                                  ENDED SEPT 30,    ENDED SEPT 30,   ENDED SEPT 30, ENDED SEPT 30,   SEPTEMBER 30,
                                                      2004             2003             2004           2003            2004
------------------------------------------------------------------------------------------------------------------------------------
                                                   (unaudited)      (unaudited)      (unaudited)     (unaudited)     (unaudited)
General and administrative expenses:
  Salaries                                        $        --      $     3,000      $        --      $     9,000    $    44,000
  Consulting fees                                          --               --               --               --        208,731
  Write-off of note receivable from consultant             --               --               --               --         30,000
  Write-off of note receivable-related party               --               --           31,864               --         31,864
  Recovery of bad debt                                     --               --               --               --        (23,500)
  Professional fees                                     4,430            4,401           21,252           13,737       229,040
  Depreciation                                             --               --               --               --          9,701
  Stock transfer expense                                  (64)             955              710            1,171         17,867
  Facility management                                      --               --               --               --         43,732
  Taxes                                                    --              230              300            1,418          9,894
  Interest and amortization of discount on debt            --            6,113            3,696           25,854         99,456
  Office expenses                                          --               --               38               93          3,454
  Advertising                                              --               --               --               --          1,243
  Miscellaneous                                            --               --              285              781          2,718
  Travel                                                                                     84                             924

------------------------------------------------------------------------------------------------------------------------------------

Total general and administrative expenses               4,366           14,699           58,229           52,054        709,124

Interest and dividend income                               16              667               31            2,130         29,600

Gain on sale of stock                                      --               --               --               --         38,096

Equity in loss of investments                              --               --               --               --       (138,973)

Impairment loss on investment                              --               --               --               --        (54,525)
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                          $    (4,350)     $   (14,032)     $   (58,198)     $   (49,924)   $  (834,926)
------------------------------------------------------------------------------------------------------------------------------------

  Basic and diluted loss
       per common share                           $     (0.00)     $     (0.00)     $     (0.01)     $     (0.02)
====================================================================================================================================

 Weighted-average number of common
    shares outstanding                              7,915,747        3,365,000        6,857,238        3,365,000
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

                                               See Notes to Financial Statements

                                         UNITED NETWORK MARKETING SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
================================================================================

Period from September 15, 1998 (date of incorporation) to September 30, 2004
--------------------------------------------------------------------------------

                                                                                                   DEFICIT
                                                                                                  ACCUMULATED     TOTAL
                                                       COMMON STOCK     ADDITIONAL                DURING THE    STOCKHOLDERS' PRICE
                                                   NUMBER        PAR     PAID-IN    TREASURY      DEVELOPMENT     EQUITY       PER
                                           DATE   OF SHARES     VALUE    CAPITAL     STOCK           STAGE      (DEFICIENCY)  SHARE
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
 upon distribution from United
 Network Technologies, Inc.              9/29/98  2,230,000    $ 2,230   $ 390,810          --             --    $  393,040    $.176
Net loss                                                 --         --          --          --    $   (74,358)      (74,358)      --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                      2,230,000      2,230     390,810          --        (74,358)      318,682       --
Issuance of common stock                 4/07/99  1,100,000      1,100      98,900          --             --       100,000     .091
Negative equity of
 deconsolidated subsidiary                               --         --      43,093          --             --        43,093       --
Net loss                                                 --         --          --          --       (217,045)     (217,045)      --
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                      3,330,000      3,330     532,803          --       (291,403)      244,730       --
Issuance of warrant in
connection with long-term debt           11/30/00        --         --      20,000          --             --        20,000       --
Net loss                                                 --         --          --          --       (249,625)     (249,625)      --
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                      3,330,000      3,330     552,803          --       (541,028)       15,105       --
Issuance of common stock for
 services rendered                       6/21/01     45,000         45       4,455          --             --         4,500      .10
Issuance of warrant in
connection with long-term debt           1/26/01         --         --       5,000          --             --         5,000       --
Receipt of treasury stock in
 settlement of prior obligation          9/20/01    (10,000)        --          --    $ (1,000)            --        (1,000)      --
Retirement of treasury stock                             --        (10)       (990)      1,000             --            --       --
Net loss                                                 --         --          --          --        (72,446)      (72,446)      --
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                      3,365,000      3,365     561,268          --       (613,474)      (48,841)      --

Issuance of warrants in connection
 with notes payable                      5/31/02         --         --      25,589          --             --        25,589       --

Net loss                                                 --         --          --          --        (97,751)      (97,751)      --

------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                      3,365,000      3,365     586,857          --       (711,225)     (121,003)      --
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                 --         --          --          --        (65,503)      (65,503)      --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                      3,365,000      3,365     586,857          --       (776,728)     (186,506)      --
Issuance of common stock                 4/1/04     500,000        500      24,500          --             --        25,000      .05
Exercise of warrants                     1/11/04  1,557,331      1,557      76,310          --             --        77,867      .05
Conversion of long-term debt and
   accrued interest                      3/31/04  2,493,416      2,494     122,177          --             --       124,671      .05
Reverse salary accrual to related party                  --         --      13,994      13,994             --            --       --
Net Loss                                                 --         --          --          --        (58,198)      (58,198)      --
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004                     7,915,747    $ 7,916   $ 823,838          --    $  (834,926)   $   (3,172)
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

Dated: November 22, 2004

By: /s/ KENNETH LEVY
--------------------------------
Kenneth Levy, President
(Principal executive officer
and principal financial