Form 10KSB
period 2004-12-31
Knockout Holdings, Inc.
filed 2005-04-15
CIK 1128008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

|_| TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                             KNOCKOUT HOLDINGS, INC.
                 (Name of small business issuer in its charter)

               DELAWARE                                    13-4024018
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                     Identification No.)

                  100 W. Whitehall Avenue, Northlake, IL 60164
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone Number: (708) 273-6900

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

      State issuer's revenues for its most recent fiscal year: $679,008

      The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of March 28, 2005, was $16,635,795.70.

      As of March 28, 2005, the issuer had 8,992,322 outstanding shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                                                Page
                                                  PART I
Item 1.   Description of Business................................................................ 1
Item 2.   Description of Property................................................................ 6
Item 3.   Legal Proceedings...................................................................... 6
Item 4.   Submission of Matters to a Vote of Security Holders.................................... 6

                                              PART II

Item 5.   Market for Common Equity and Related Stockholder Matters............................... 6
Item 6.   Management's Discussion and Analysis or Plan of Operation.............................. 8
Item 7.   Financial Statements...................................................................16
Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure...17
Item 8A.  Controls and Procedures................................................................17
Item 8B.  Other Information......................................................................18

                                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act.....................................18
Item 10. Executive Compensation..................................................................21
Item 11. Security Ownership of Certain Beneficial Owners and Management..........................24
Item 12. Certain Relationship and Related Transactions...........................................29
Item 13. Exhibits................................................................................31
Item 14. Principal Accountant Fees and Services..................................................32

SIGNATURES.......................................................................................33

                                     PART I

Item 1. Description of Business.

      Knockout Holdings, Inc ("the Company," "we," "us," or "our") is engaged in the business of selling household cleaning products and automobile cleaning products that are based on a proprietary technology. We have an exclusive endorsement and licensing agreement with George Foreman, the two-time World Heavyweight boxing champion, to represent our George Foreman's Knock-Out line of cleaning products worldwide. Initial sales of our cleaning products began in August 2004.

Recapitalization and Merger

      On December 28, 2004, United Network Marketing Services, Inc. a Delaware corporation and a publicly traded company with nominal operating activity, acquired The Knockout Group, Inc. by issuing 796,568 shares of Series A Preferred Stock to the stockholders of The Knockout Group, Inc. in exchange for all of the issued and outstanding shares of The Knockout Group, Inc. Prior to the transaction, United Network Marketing Services, Inc. had no significant operations. Subsequent to the completion of the transaction United Network Marketing Services, Inc. changed its name to Knockout Holdings, Inc.

      For financial reporting purposes, this transaction has been reflected in the accompanying financial statements as a recapitalization of The Knockout Group, Inc. and the financial statements reflect the historical financial information of The Knockout Group, Inc., which was incorporated in Delaware in April 2003. Therefore, for accounting purposes, the shares recorded as issued in the reverse merger are the 8,175,747 shares owned by United Network Marketing Services, Inc. shareholders prior to the reverse merger.

      Prior to the merger, on December 6, 2004, The Knockout Group, Inc. declared a 4.6 to 1 forward stock split. In addition, as discussed above, in connection with the reverse merger, The Knockout Group's common shareholders converted their common shares into Series A Preferred Stock of United Network Marketing Services, Inc. on an exchange basis of 40 shares of common stock of The Knockout Group for 1 share of Series A Preferred of United Network Marketing Services. Once the authorized common shares of the post-merger Company are increased, the Series A Preferred Stock will convert at a rate of 160 shares of common stock for each share of the Series A Preferred Stock. As a result, the shareholders of The Knockout Group, Inc. will effectively end up with 4 shares of common stock of the post-merger Company for each share of common stock held in The Knockout Group, Inc. All share amounts of the The Knockout Group, Inc. discussed in this annual report and the accompanying audited financial statements have been retroactively restated to reflect the impact of these stock splits.

Our Business

      We market and sell a line of cleaning products that are based on a proprietary technology. Our current product offering includes household and automotive cleaning products. The Knockout business has a limited operating history and operated as a development stage company until August 2004. Pre-launch activities began with initial orders from several major retailers in August 2004. We intend to begin full scale distribution of our products into retail channels in the first half of 2005 and expect to expand distribution in 2006.

      Our vision is to build brands that will be category leaders and have premium product positioning in each market segment that we compete. We will provide customers with products that provide efficacy, value, and are environmentally-responsible. We will strive to deliver products that:

      o     Exceed customer and consumer expectations;
      o     Create and sustain long term brand equity;
      o     Enrich consumers' well-being and healthy lifestyle;
      o     Protect the environment; and
      o Meet financial objectives and deliver exceptional returns for shareholders.

      While the product offerings of each of our brands will be different, the underlying strategies will be the same:

      Choose the right celebrity spokesperson. We will ensure that the celebrity endorser has the passion and conviction associated with the brand.

      Offer the highest quality branded products. We will incorporate innovations that add value and differentiate our brands from our competitors.

      Develop products that work and are consistent with our mission. Our products will do everything that we say they do and will help make the world a better place. Our products will accomplish this through our environmentally safe technologies.

Knock-Out(R) Cleaning Products

      Our cleaning products are based on two different technologies, an Encapsulation technology and a botanical disinfectant technology. The Knock-Out cleaning product line utilizes a patent pending Encapsulation technology intended for easy removal of dirt, grease, and grime. The cleaning products are intended to be powerful cleaners that are environmentally friendly, contain no harmful ingredients, and function as multiple use products. The ingredients are biodegradable and predominantly water-based. We own the formulas and all related patent applications have been assigned to us by the inventor.

      Our Knock-Out products also include a disinfectant technology using pure plant extracts. With a pH of 7.0, the same as pure water, the formulation is intended to be less corrosive than competing disinfectants. It is approved by the United States Environmental Protection Agency for use on household food contact surfaces, when used as directed. It is suitable for use around children and pets.

      Our Knock-Out household cleaning system consolidates up to 20 regular household cleaning products currently used in many households and replaces them with four multi-use products for spot and large surface cleaning. Our current household product offering consists of a Multi-Purpose Cleaner, Streak Free Glass Cleaner, Deep Stain Remover and Super Disinfectant

      In addition to the household products, we have also developed a line of specialty cleaning products for automobiles that includes an Interior Cleaner, an Exterior Cleaner and Polisher, and a Bug Grime and Wheel Cleaner. We plan to initiate the sell-in of our automotive line to retailers in the second quarter of 2005. We believe our products have the same, or greater, cleaning efficacy as current offerings in the market with the added benefit of being non-toxic and environmentally safe. We have presented this product line to aftermarket auto parts retailers controlling more than 10,000 retail locations and expect to ultimately present to retailers controlling more than 20,000 retail locations nationwide. We are in the early stages of this sell-in process, but expect our products to gain initial distribution in many of these stores.

      We believe our Encapsulation technology provides us with the ability to create a broad array of products over the next several years including fruit and vegetable wash, silk plant cleaner and pet shampoo. In March 2005, we introduced a "grill" cleaner at the annual international houseware show in Chicago. We expect to begin taking orders for this product and begin shipping product to retailers in the second quarter of 2005. We may introduce additional products this year depending upon the success of our current offerings, outcome of certain concept testing and consumer research, and availability of resources.

      We believe there is a growing awareness of the benefits of environmentally safe, non-toxic cleaning products amongst local, state and national government officials. The EPA and several major state officials including the governor of New York have announced intentions to shift procurement practices towards products that are environmentally safe. As such, we believe that this segment represents an excellent marketing opportunity for our products and we have recently hired a director of sales to begin pursuing these opportunities.

      We are currently exploring distribution and marketing opportunities for our cleaning products for use in industrial and commercial applications. Our products are currently being evaluated by several institutional users. While there are no contracts in place currently, we believe our products provide significant benefits versus current competitive offerings. We intend to enhance our product and packaging configurations to meet the needs of these potential customers.

      We currently distribute our products solely in the continental United States. We believe it is important to establish a strong initial presence in the U.S. before considering major international expansion. However, we believe that our celebrity endorser has high name recognition and awareness amongst international consumers. As a result, we intend to explore the possibility of entering into marketing and distribution arrangements for our products in locations outside the United States at a future date.

Product Development

      Our development strategy is related to our Encapsulation technology which we believe provides us with a strategic advantage, in that it gives us the ability to leverage the underlying formulation to create a broad array of products including fruit and vegetable wash, silk plant cleaner, pet shampoo and many other products. We have filed three patent applications with the U.S. Patent and Trademark Office related to our proprietary formulation and concentrate process. We believe we have developed related intellectual property around these areas and intend to file additional patents in the future. If we are awarded patents for our initial three filings or additional patents for future filings, we believe this will have a substantial impact on our asset quality and ability to leverage these assets in our marketing activities.

Market

      Household cleaners are found in every home and in a variety of products such as disinfectants, polish, bleach, abrasive powders, detergents, and fabric softeners. While these products are offered for every task, in every room, many can present health risks. Household cleaners can contain hazardous ingredients such as organic solvents and petroleum distillates, exposure to which can result in a variety of physical symptoms including headaches, fatigue, burning eyes, runny nose, and skin rashes. These symptoms can occur immediately or shortly after product use.

      Some ingredients used in household cleaners are known to cause cancer in animals and are suspected of causing cancer in humans. In addition, ingredients in household cleaners may also be harmful to unborn children. This is one reason why pregnant women are cautioned to restrict their use of household chemicals.

      o The average American home has 3-10 gallons of hazardous materials. (Source: Children's Health Environmental Coalition)

      o The average household typically uses and stores more than 60 hazardous products, including household cleaners, automotive products, paints, solvents and pesticides. (Source: Seattle Daily Journal of Commerce)

      o In 1999, 2.1 million human poisonings were reported to the poison control centers in the United States. More than 50 percent of the cases involved children under the age of five. (Source: American Association of Poison Control Centers, via Children's Health Environmental Coalition)

      o EPA studies of human exposure to air pollutants indicate that indoor air levels of many pollutants may be 2-5 times and, occasionally, more than 100 times higher than outdoor levels. Cleaning products and other household products are among the many culprits. (Source:
            EPA)

      o Over 150 chemicals found in the average home have been linked to allergies, birth defects, cancer and psychological abnormalities. (Source: Consumer Product Safety Commission, via www.earthwellness.com)

      We believe consumers are looking for household cleaners that are reliable, effective, easy to use, non-toxic and environmentally friendly. There are only a small number of brands that satisfy this need, but they are generally classified as niche brands and sold over the Internet or in very limited retail distribution. We believe that none of the niche brands have effectively driven awareness of the health and safety issues involved in the use of many household cleaners.

Channels of Distribution

      We currently distribute our products principally through retail and wholesale outlets in the United States. We also intend to sell products through alternate distribution channels including television infomercials, QVC, industrial and governmental markets, and directly to consumers through the Internet. Initially, we plan to sell our cleaning products primarily within the United States and Canada.

      We generate sales through a small dedicated sales force and a network of independent commissioned sales organizations (brokers). The retail outlets through which we distribute our cleaning products include mass merchandisers, warehouse clubs, drug, hardware and grocery stores, and automotive retailers. Several major retailers have already started stocking our products including Target, Publix, Walgreens, Albertsons and the military exchanges. Currently, we have run infomercials for our products, but have not yet contracted with any television channels.

Principal Suppliers

      On July 22, 2004, our wholly owned subsidiary The Knockout Group, Inc. entered into an exclusive agreement with Charleston Holdings, LLC, a Delaware limited liability company in which two directors of the Company own a minority interest, to provide concentrate for some of our products. Under the agreement, Charleston Holdings, LLC transferred ownership to us of the proprietary formula for the concentrate and we granted Charleston Holdings, LLC the exclusive right to provide the concentrate to us. In the event that Charleston Holdings, LLC identifies an application for the proprietary formula that we are not interested in pursuing, Charleston Holdings, LLC may sell the formula for such use with our express written approval. In such event, Charleston Holdings, LLC will pay us a royalty of $0.20 for each gallon of ready to use product containing the proprietary formulation.

      If Charleston Holdings, LLC elects not to manufacture or fails to deliver concentrate to us in the required specification, within 60 days of receipt of a purchase order, we have the option to have a third party manufacturer buy bulk ingredients to mix, bottle and package our products. Should we select this option due to business needs, we must pay Charleston Holdings, LLC $0.20 per gallon of ready to use product produced. The agreement with Charleston Holdings, LLC continues in effect until terminated in accordance with its terms. The agreement may be terminated by us for the following reasons: (a) if Charleston Holdings, LLC defaults in its obligations to procure and maintain insurance; (b) if Charleston Holdings, LLC becomes insolvent, makes an assignment for the benefit of creditors or has a petition in bankruptcy filed for or against it;
(c) if Charleston Holdings, LLC is convicted of a felony related to the manufacture, use or sale of the concentrate formula; or (d) if Charleston Holdings, LLC defaults in the performance of any other obligations under the agreement and the default is not cured within 60 days of receiving written notice from us of such default. The agreement may be terminated by Charleston Holdings, LLC for the following reasons: (a) if we fail to procure and maintain adequate insurance; (b) if we become insolvent, make an assignment for the benefit of creditors or have a petition in bankruptcy filed for or against us;
(c) if we are convicted of a felony related to the manufacture, use or sale of the concentrate formula; (d) if we cease manufacturing, marketing, selling or distributing products that use the concentrate; or (e) if we default in the performance of our obligations under the agreement and the default is not cured within 60 days of receiving written notice of such default from Charleston Holdings, LLC.

      We have an exclusive license agreement to market and distribute our botanical disinfectant product, which can only be obtained from a sole provider. The current contract covers a three-year period beginning February 24, 2004 to February 23, 2007. The contract contains certain performance requirements. There can be no assurance that this contract will be renewed or renewed on terms and conditions comparable to the existing agreement.

Manufacturing, Warehousing, and Distribution

      We believe our core competency is in branding, sales and marketing. As such, we have outsourced manufacturing, warehousing and distribution activities to third party vendors. As is typical for companies at our stage of development, in order to maintain operational flexibility, our arrangements with these third party vendors have not been memorialized in definitive agreements. The markets for third party contract manufacturing, warehousing, and distribution services are well developed in the United States. We do not maintain exclusive relationships with any one vendor in these areas.

      Once products are developed or identified, we seek either a patent on the technology or attempt to negotiate exclusive licensing agreements. The manufacturing of our products are then contracted out to third party manufacturers that are certified by the United States Environmental Protection Agency. We are periodically contacted by third party manufacturers seeking contract manufacturing opportunities. As such, we do not maintain exclusive relationships with any one vendor in these areas and believe that there is adequate manufacturing, warehousing, and distribution services capacity to meet our requirements at this time.

Competition

      The market for consumer products is highly competitive. Our products compete with other nationally advertised brands within the household and automotive cleaning categories and with "private label" brands and "generic" non-branded products of grocery chains and wholesale cooperatives. We also compete with similar and alternative products, many of which are produced and marketed by major national enterprises having financial resources substantially greater than ours. Our products compete on price, quality and other benefits to consumers from our proprietary technology. A newly introduced consumer product usually encounters intense competition requiring substantial expenditure for advertising and sales promotion. If a product gains consumer acceptance, it typically requires continuing advertising and promotional support to maintain its relative market position. Since we are an early stage business, our market position is marginal when compared with larger sellers of cleaning products such as Proctor & Gamble and The Clorox Company.

Government Regulation

      Our business is subject to regulation by the United States Environmental Protection Agency, the Food and Drug Administration and the Consumer Product Safety Commission. Most states have agencies that regulate in parallel to these federal agencies. The failure to comply with applicable laws and regulations in these or other areas could subject us to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business. Loss of or failure to obtain necessary permits and registrations could delay or prevent us from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results.

Intellectual Property

      Our cleaning products are the subject of pending patent applications and our disinfectant products are protected by patents that we are licensed to use. We have filed pending patent applications with the USPTO as follows: (1) 1406-002: Method of formulating a cleaning composition in a concentrated form - Serial No.: 10/868,649; (2) 1406-003: A cleaning composition in a concentrated form - Serial No. 10/868,541; and (3) 1406-004: Method of formulating a cleaning composition for use in cleaning - Serial No. 10/868,464

      We own a trademark on the name "Knock-Out" (Registration No. 19804430). This trademark was granted by the U.S. Patent and Trademark Office on June 18, 1996.

      We have applied for trademarks of the names "Knockout" (Serial No. 78355935) and "Encapsulation" (Serial No. 78502945). These trademark applications are pending with the U.S. Patent and Trademark Office.

      Our patents, patent licenses and similar arrangements are material to our business and will be defended against apparent infringements. Our brand names and trademarks are highly important to our business, and we will pursue a course of vigorous action against apparent infringements.

Employees

      As of March 25, 2005, we had 25 full time employees and 4 part time employees. We consider our relations with our employees to be good.

Item 2. Description of Property.

      We currently lease our office and warehouse space at 100 W. Whitehall Avenue in Northlake, Illinois. If necessary, we have the opportunity to expand the space, but expect that the space will meet our needs for the next several years. The lease is for a term of three years effective as of August 1, 2004. The monthly base rent ranges from $66,720 effective February 1, 2005 to $70,098 effective August 1, 2006. The lease does not have specific renewal provisions. The monthly rent was $37,125 from October 1, 2004 until January 1, 2005. At the expiration of the lease term, we believe we can find an adequate replacement facility if required.

Item 3. Legal Proceedings.

      We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

      Our common stock is currently quoted on the OTC Bulletin Board under the symbol KNOH.OB. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                  Fiscal 2004               Fiscal 2003
                          -------------------------- -------------------------
Calendar Quarter                High          Low          High         Low
------------------------------------------------------------------------------

First Quarter                   $0.10         $0.10        $0.07        $0.06
Second Quarter                  $0.15         $0.10        $0.10        $0.07
Third Quarter                   $0.12         $0.10        $0.10        $0.10
Fourth Quarter                  $3.30         $0.10        $0.12        $0.07

Holders

      As of March 25, 2005, our shares of common stock were held by approximately 260 stockholders of record. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

Dividends

      We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment by us of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2004.

                      EQUITY COMPENSATION PLAN INFORMATION

-----------------------------------------------------------------------------------------------------------------
Plan category                        Number of securities     Weighted average        Number of securities
                                     to be issued upon        exercise price of       remaining available for
                                     exercise of              outstanding options,    future issuance under
                                     outstanding options,     warrants and rights     equity compensation plans
                                     warrants and rights                              (excluding securities
                                                                                      reflected in column (a)
-----------------------------------------------------------------------------------------------------------------
                                              (a)                    (b)                        (c)
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
by security holders                            -0-                     -0-                       -0-
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders
                                            4,261,284                 $0.20                      -0-
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Total                                       4,261,284                 $0.20                      -0-
-----------------------------------------------------------------------------------------------------------------

      An aggregate of 500,000 shares of common stock were reserved for issuance or available for grant under the 2000 Stock Option Plan. Options granted under the 2000 Stock Option Plan may qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended or as non-qualified options. No options are currently outstanding under the 2000 Stock Option Plan. No options were granted during 2004, 2003 or 2002. In connection with our acquisition of The Knockout Group, Inc., this plan is no longer operative.

      The options granted in fiscal 2004 were approved by the Board of Directors.

      On February 1, 2005, our stockholders approved our 2005 Flexible Stock Incentive Plan and authorized 30,000,000 shares of common stock for issuance of stock awards and stock options thereunder. The 2005 Incentive Plan was adopted by and is administered by our Board of Directors. Under the plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986, as amended or which are not intended to qualify as Incentive Stock Options thereunder. The 2005 Flexible Stock Incentive Plan and the right of participants to make purchases thereunder are intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. The primary purpose of the 2005 Flexible Stock Incentive Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate such officers, directors, key employees, and other persons to serve our business, by providing them an opportunity to acquire or increase a direct proprietary interest in our operations and future success. To date, no securities have been issued under the 2005 Flexible Stock Incentive Plan

Recent Sales of Unregistered Securities

      In January 2004, all of the outstanding warrants held by Alan Gelband, a former director and former principal stockholder of United Network Marketing Services, Inc., and Kenneth Levy, a former officer and former director of United Network Marketing Services, Inc., representing 1,557,331 shares of our common stock, were exercised at an exercise price of $.05 per share.

      On December 28, 2004, we acquired all of the issued and outstanding capital stock of The Knockout Group, Inc., a Delaware corporation, pursuant to a merger of our wholly owned subsidiary, Knockout Acquisition Corp., a Delaware corporation, with and into The Knockout Group, Inc. The Knockout Group, Inc. was the surviving entity from the merger. In consideration for the merger, we issued 796,568 shares of Series A Preferred Stock to the former stockholders of The Knockout Group, Inc. Each share of Series A Preferred Stock will automatically convert into 160 shares of our common stock immediately after we amend our Certificate of Incorporation to authorize the issuance of a sufficient number of shares to complete the conversion.

      On January 10, 2005, we sold an aggregate of 69,624 shares of Series B Preferred Stock and warrants to purchase 1,113,984 shares of common stock to 17 accredited investors for aggregate gross proceeds of $3,265,000. On January 17, 2005, we sold an aggregate of 47,130 shares of Series B Preferred Stock and warrants to purchase 754,087 shares of common stock to 22 accredited investors for aggregate gross proceeds of $2,210,000. We sold shares of Series B Preferred Stock for a per share purchase price of $46.8933. For each share of Series B Preferred Stock purchased investors received warrants to purchase 16 shares of common stock. The warrants are exercisable for five years from the date of issuance at a price of $2.25 per share. Each share of Series B Preferred Stock will automatically convert into 160 shares of our common stock immediately after we amend our Certificate of Incorporation to authorize the issuance of a sufficient number of shares to complete the conversion.

      All of the above unregistered issuances of securities was made pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, promulgated thereunder. Except as expressly set forth above, the individuals and entities to whom we issued securities are unaffiliated with us. For each of the above sales of unregistered securities, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933, as amended. Each of the above security holders who were not our executive officers represented that the are accredited and sophisticated investors, that they are capable of analyzing the merits and risks of their investment, and that they understand the speculative nature of their investment. Furthermore, all of the above-referenced persons had access to our Securities and Exchange Commission filings.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

      The information in this Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this annual report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

      The following discussion and analysis should be read in conjunction with the financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Background

      Knockout Holdings, Inc. is a marketing company committed to the development of celebrity products that are safe for human use and environmentally friendly. We are currently engaged in the business of selling cleaning products that are based on a proprietary "encapsulation" technology. We operate under an exclusive license agreement with George Foreman, the two-time world heavyweight boxing champion and sell our products primarily through retail stores throughout the United States. Our product offerings currently consist of household and automotive cleaning products for retail and industrial use. During 2005, we intend to launch additional products including a "grill" cleaner and "grill wipes" in the first half of the year.

      Formed in April 2003, our wholly owned subsidiary The Knockout Group, Inc., a Delaware corporation, began operations. All of our business operations are through The Knockout Group, Inc. The Knockout Group, Inc. has a limited operating history and operated as a development stage company until August 2004. In August 2004, we received initial orders from several retailers and by year-end 2004 our products were being sold in major retail stores across the country. We are currently developing media and promotional plans to support the sales and marketing of our products.

      From inception through December 31, 2004, Knockout Holdings, Inc. and The Knockout Group Inc. have raised approximately $8.1 million through the issuance of convertible preferred stock and another $2.5 million through the issuance of debt with detachable warrants, including debt convertible into our common stock. We have incurred cumulative losses of $14.3 million through December 31, 2004 and as of that Balance Sheet date had cash of $19,837 and negative working capital of $2.1 million. In January of 2005, we completed a convertible preferred stock offering and raised net proceeds of $5.1 million (see "Liquidity and Capital Sources").

Critical Accounting Policies and Estimates

      The following are some of the more critical judgment areas in the application of accounting policies that currently affect our financial condition and results of operations.

Use of Estimates

      Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and related contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to stock compensation, future cash flows associated with impairment testing for long-lived assets, and accrued liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue is derived primarily from product sales and is recorded net of provisions for discounts, returns, rebates to customers and other adjustments as can be reasonably determined. We recognize revenue when all of the fundamental criteria for revenue recognition have been met; specifically, when the sales price is fixed and determined, title and risk of loss transfer to the customer, and collectibility is reasonably assured. All of these criteria are present at the time of product shipment.

Stock-Based Compensation

Historically, we have used stock options, warrants and stock grants to attract key employees and to pay for services provided by consultants, advisors and other professional services providers. We will likely continue to use stock based compensation in this manner in future periods. The Company accounts for such stock grants (including grants to employees) in accordance with SFAS 123 - Accounting for Stock Compensation. As required under SFAS 123, stock based compensation expense is determined based on the fair value of the options or warrants granted.. We determine fair value by applying the Black-Scholes option-pricing model. Significant assumptions used in calculating fair value by applying a black-scholes option pricing model include (1) expected stock price volatility, (2) risk free interest rate, (3) expected dividend rate and (4) the expected option or warrant life. During 2004, we granted warrants, options, and common stock to employees, directors, investors and consultants for services.. The impact of these transactions resulted in non-cash selling, general and administrative expense in 2004 of $4.6 million.

Accounting for Debt Discount

      During 2004, the Company issued both convertible debt and debt with detachable warrants. When debt is issued with detachable warrants, the Company determines the value of these warrants in accordance with a black-scholes option pricing model (which requires assumptions as to the expected stock price volatility, risk free interest rate, expected dividend rate and expected warrant life). The value of these warrants is then recorded as a discount on the related debt and amortized as non-cash interest expense over the term of the debt.

      Also, for certain convertible debt issued by the Company, this debt was considered to have a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the debt exceeded the value allocated to the debt on the date of issuance. The difference between the market value of the shares issuable upon conversion and the value allocated to the debt is considered to be the value of the beneficial conversion feature, which is recorded as a discount on the related debt and amortized as non-cash interest expense over the term of the debt.

      As a result debt discounts resulting from both detachable warrants and beneficial conversion features associated with debt issued by the Company during 2004, the Company incurred non-cash interest expense of $983,000. Should we issue detachable warrants with debt financing in the future or issue convertible debt with beneficial conversion features, we may incur similar charges.

Trademarks & Patents

      In consideration for the assignment of the "Encapsulation" trademark and three pending patents, we agreed to pay Dr. Isaac Horton, III, our Secretary and Vice Chairman, a total of $400,000 in cash and 6,524,787 shares of common stock of The Knockout Group, Inc, which shares have been exchanged for 40,778 shares of our Series A Preferred Stock. The fair value of these shares was determined to be $1.6 million using common stock price of $0.25 per share. This amount has been recorded as an increase in intangible assets on the Company's consolidated balance sheet. The trademark and patents will be amortized using the straight-line method over estimated useful lives of 20 and 17 years, respectively. In determining useful life of these assets, management considered such factors as the expected period over which these trademarks and patents will generate cash flows for the Company as well as the statutory legal life of such assets. In accordance with FAS 144 - Accounting for the Impairment or Disposal of Long Lived Assets, we use a non-discounted cash flow analysis method of assessing impairment. Should the Company's actual cash flows generated from these assets not meet our projected cash flows, the Company could incur impairment charges on these assets in the future. In addition, should the Company not be successful in obtaining approval for pending patents, costs associated with these patents would be required to be expensed.

Results of Operations

      From our inception at April 9, 2003 to August 2004, we operated as a development stage company. For the years ended December 31, 2004 and 2003, we incurred net operating losses of $12.6 million and $1.7 million, respectively. The losses primarily reflect organizational costs related to the startup nature of the business, product development, production of our household and automotive infomercials, personnel costs, facilities expense, and legal, consulting, and other professional fees. In addition, in 2004 we incurred interest costs of $1.0 million primarily related to imputed interest on several convertible debt and preferred stock financings (see "Liquidity and Capital Resources").

      We generated $679,000 of sales in 2004 and had no sales in the 2003 start up period. Sales in 2004 resulted primarily from initial pre-launch orders from several major retailers. Correspondingly, we generated gross profit of $227,031 in 2004 and no gross profit in the 2003 start up period.

      We incurred selling, general and administrative expenses in 2004 of $11.7 million, versus $1.78 million in the 2003 start up period. The increase in 2004 was driven primarily by increases in marketing and payroll expenses of $2.5 million and $6.1 million, respectively. The increase in marketing expenses was related to production of household and automotive infomercials, spending on consumer research, production of television program, and related packaging and product promotional elements. The increase in payroll expense was primarily related to an increase in stock based compensation of $4.6 million paid to employees, consultants, and advisors toward the development and execution of our business plan. The other major increase in expense from 2003 to 2004 was in professional, legal and consulting fees of $0.5 million.

Plan of Operation for the Next Twelve Months

      We believe there is a substantial market for effective, non-toxic, environmentally safe cleaning products. We are completing concept testing of our products and have conducted various focus groups and consumer testing to this extent. Over the next year, management intends to take a number of actions which it believes will enable our business to successfully participate in this growing segment of the cleaning market. After completing concept testing and focus group research, we plan to formerly launch our marketing and media campaign in the second quarter of 2005. The marketing elements will include a combination of retailer and consumer promotional programs, in store merchandising, and Internet marketing. Media activities will include the launch of household and automotive infomercials, release of a news program which highlights the impact of harmful chemicals, and radio and television advertising and public relations activities. An essential element of this campaign will be personal appearances by George Foreman on local and national talk shows beginning in April 2005. We plan to initiate the sell-in of our automotive line to retailers in the second quarter of 2005. We believe our products have the same, or more cleaning efficacy as current offerings in the market with the added benefit of being non-toxic and environmentally safe. We have presented our product line to aftermarket auto parts retailers controlling more than 10,000 retail locations and expect to ultimately present to retailers controlling more than 20,000 retail locations nationwide. We are in the early stages of this sell-in process. However, we expect our products will gain initial distribution in many of these stores. In addition to our current household and automotive offerings, we believe that our proprietary formulation will enable us to introduce several new products in 2005, including a "grill" cleaning solution and a possible line extension. We introduced the grill cleaner at the annual international houseware show in Chicago in March 2005. We expect to begin taking orders for this product and begin shipping the product to retailers in the second quarter of 2005. If the grill cleaner introduction proves successful, we plan to launch at least one additional line extension to this product later in the year.

      We are currently exploring the attractiveness of certain distribution and marketing arrangements with third parties to enhance distribution of our products.

      We believe there is a growing awareness of the benefits of environmentally safe, non-toxic cleaning products among local, state and national government officials. The EPA and several major state officials including the governor of New York have announced intentions to shift procurement practices towards products that are environmentally safe. We believe that this segment represents an excellent marketing opportunity for our products and we have recently hired a director of sales to begin pursuing these opportunities.

      We are also currently exploring distribution and marketing opportunities for our cleaning products for use in industrial, commercial, and governmental applications. There is no assurance that we will be successful in gaining distribution in these channels, but we believe our products provide significant benefits compared to current competitive offerings.

      We currently distribute our products solely in the continental United States. We believe it is important to establish a strong initial presence in the United States before considering major international expansion. However, we believe our celebrity endorser has high name recognition and awareness among international consumers. As a result, we intend to explore the possibility of entering into marketing and distribution arrangements for our products in locations outside the United States at a future date. There is no assurance that we will be successful in gaining distribution in these markets.

      We have filed three patents with the U.S. Patent and Trademark Office related to our proprietary formulation and concentrate process. We believe we have developed related intellectual property around these areas and intend to file additional patents in the future. If we are awarded patents for the initial three filings or additional patents for future filings, we believe this will have a substantial impact on our asset quality and ability to leverage these assets in our marketing activities. There is no assurance that we will be granted patent rights for current or future filings, or if granted, that such patents will not be contested by others.

Liquidity and Capital Resources

      From our inception in April 2003 through August 2004, the Company operated as a development stage company. The Company has suffered recurring losses from operations and had an accumulated deficit and working capital deficiency at December 31,2004 that raises substantial doubt about it's ability to continue as a going concern as noted in the report of our Independent Registered Public Accounting firm.

      Our ability to continue as a going concern is ultimately dependent on our ability to obtain additional funding and increase sales to a level that will allow us to operate profitably and sustain positive operating cash flows. In January 2005, we received net proceeds of $5.1 million from an offering of Series B Preferred Stock, discussed below under "Subsequent Events." We plan to use the proceeds from this offering to begin launching our media and promotional campaigns and believe there will be adequate demand for our products. We are currently exploring various financing alternatives with commercial banks and other financing sources to provide working capital financing to fund expected inventory and receivables growth. However, there is no assurance that we will continue to be successful in obtaining additional funding in the future or improving our operating results.

      During fiscal 2004 we used approximately $7 million of cash in operations versus $0.9 million during fiscal 2003. The increase in cash used in operations is primarily due to an increase in our net loss as we incurred increased costs associated with the start-up of our business including product development costs, an increase in personnel, development of product infomercials and increased legal and professional services.

      Net cash used in investing activities in 2004 totaled $1.4 million, which consisted of $0.3 million in fixed assets and $1.1 million in patents, trademarks and licensing fees. Total investing activities amounted to $17,280 in 2003.

      To date, we have funded our operations primarily by cash provided from financing activities. During 2004, cash provided from financing activities was approximately $8.1 million. $6.7 million of gross proceeds were received in connection with the issuance of preferred stock and issuance costs related to these preferred stock issuances were $0.4 million. The Company received $2.6 million from the issuance of debt and repaid $450,000 of this debt during 2004. In addition, during 2004, the Company repaid $158,000 relating to start-up costs financed by a related party on behalf of the Company prior to the Company's incorporation. These financing transactions are discussed in greater detail below.

      During 2003, cash provided from financing activities was approximately $1.2 million. $1.5 million of cash was received from an investor as an advance for a preferred stock offering completed by the Company in 2004. Costs incurred associated with the preferred stock offering during 2003 were $0.05 million. In addition, during 2003, the Company repaid $282,975 relating to start-up costs financed by a related party on behalf of the Company prior to the Company's incorporation.

      Since our inception, we have funded operations from financing sources using a combination of convertible debt and convertible preferred stock. We have also used stock options, warrants, and stock grants to attract key employees, pay for services provided by consultants, advisors and other professional service providers, to acquire intangible assets, and obtain financing. During 2004, to accelerate our business plans, primarily for the purpose of product development, extending our licensing agreement with George Foreman, producing our household and automotive infomercials, market research, and production of inventory, we engaged in a series of financing transactions as described below:

      In February 2004, our wholly owned subsidiary The Knockout Group, Inc. completed a definitive securities purchase agreement with Galt Enterprise Corporation whereby The Knockout Group, Inc. issued 23,644,000 shares of Series A Preferred Stock in exchange for $4.9 million. Kevin Waltzer, a member of our Board of Directors, is the President and owner of Galt Enterprise Corporation. In April 2004, The Knockout Group, Inc. issued Galt Enterprise Corporation warrants to purchase 5,750,000 shares of common stock at $0.28 per share which was subsequently re-priced to $0.0005 on December 6, 2004. In connection with this grant of warrants and the subsequent reduction in exercise price, we recorded a non-cash deemed dividend of $1.4 million. We recorded the deemed dividend on the date of issuance by offsetting charges and credits to additional paid in capital. The deemed dividend increases the loss applicable to our common shareholders in the calculation of basic and diluted net loss per common share for the year ended December 31, 2004. On December 20, 2004, the Series A Preferred Stock was converted to 23,644,000 shares of common stock of the Knockout Group, Inc. and the warrants were exercised into 5,750,000 shares of common stock of The Knockout Group, Inc.

      Also, in February 2004, The Knockout Group, Inc. completed a definitive securities purchase agreement with an accredited investor whereby The Knockout Group, Inc. issued 3,956,000 shares of Series B Convertible Preferred stock in exchange for $1.1 million in gross proceeds. In April 2004, The Knockout Group, Inc. issued the Series B Preferred Stockholder warrants to purchase 690,000 shares of The Knockout Group, Inc. common stock at $0.28 per share which was subsequently re-priced to $0.0005 on December 6, 2004. In connection with this grant of warrants and the subsequent reduction in exercise price, we recorded a non-cash deemed dividend of $0.2 million. We recorded the deemed dividend on the date of issuance by offsetting charges and credits to additional paid in capital. The deemed dividend increases the loss applicable to our common shareholders in the calculation of basic and diluted net loss per common share for the year ended December 31, 2004. On December 21, 2004, the Series B Preferred Stock of The Knockout Group, Inc. was converted into 3,956,000 shares of common stock of The Knockout Group, Inc. and the warrants were exercised into 690,000 shares of common stock of The Knockout Group, Inc.

      In connection with the issuance of the Series A and B Preferred Stock of The Knockout Group, Inc., we incurred direct issuance costs of $194,010, which were recorded as a reduction of the gross proceeds received.

      In September 2004, The Knockout Group, Inc. entered into two notes payable totaling $1.6 million with Galt Enterprise Corporation. These notes bear interest at a rate of 10% per annum and were initially due on December 23, 2004. In December 2004, Galt Enterprise Corporation agreed to extend the maturity date until the earlier of March 31, 2005 or the date of exercise of certain warrants issued in connection with the reverse merger transaction under which we acquired The Knockout Group, Inc. (see Note 1 to the accompanying financial statements). For the year ended December 31, 2004, we incurred interest expense related to these notes of $49,300. At December 31, 2004, the outstanding balance on the notes totaled $1.2 million.

      In connection with the notes payable, Galt Enterprise Corporation received warrants to purchase up to 1,427,840 shares of common stock of The Knockout Group, Inc. at a price of $0.0005 per share. The warrants were valued at $357,000 using a Black-Scholes option pricing model (see Note 14 to the accompanying financial statements). The value of these warrants was recorded as a discount to the note payable and was amortized over the original term of the loan.

      In November 2004, The Knockout Group, Inc. entered into a convertible note with the Taylor Group in the amount of $500,000. This loan accrued interest at a rate of 20% per annum and was scheduled to mature on August 3, 2005. This note was convertible into 1,535,719 shares of common stock at the option of the holder. In connection with the note payable, the note holder received warrants to purchase up to 801,246 shares of common stock of The Knockout Group, Inc. at a price of $0.01 per share. The warrants were valued at $200,000 using a Black-Scholes option pricing model (see Note 14 to the accompanying financial statements). The value of these warrants was recorded as a discount to the note payable and was amortized over the term of the loan.

      The Taylor Group note payable is considered to have a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the note payable exceeded the value allocated to the note payable on the date of issuance. The difference between the market value of the shares issuable upon conversion and the value allocated to the note payable is considered to be the value of the beneficial conversion feature. The value of the beneficial conversion feature amounting to $200,000 has also been recorded as a discount to the note payable and was amortized over the term of the loan.

      In December 2004, the note holder elected to convert the note payable of $500,000 and accrued interest of $20,000 into 1,629,191 shares of common stock of The Knockout Group, Inc. and exercised the warrants for 801,246 shares of common stock of The Knockout Group, Inc. at a conversion price of $0.21. At the time of conversion, the remaining unamortized debt discount was charged to interest expense.

      Also, in November 2004, The Knockout Group, Inc. entered into convertible promissory notes with certain investors as a means to provide bridge financing until completion of an offering of Series C Preferred Stock of The Knockout Group, Inc. (see Note 12 to the accompanying financial statements). These notes totaled $450,000 and accrued interest at a rate of 10% per annum and were scheduled to mature in May 2005. In connection with the note payable, note holders received warrants to purchase up to 450,000 shares of common stock of The Knockout Group, Inc. at a price of $0.01 per share. The warrants were valued at $113,000 using a Black-Scholes option pricing model.. The value of these warrants was recorded as a discount to the note payable and was amortized over the term of the loan.

      The convertible promissory notes are considered to have a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the note payable exceeded the value allocated to these promissory notes on the date of issuance. On the date of issuance, the promissory notes were convertible into 1,800,000 shares of common stock, which at the then current market price of $0.25 per share was worth $450,000. The difference between the market value of the shares issuable upon conversion and the value allocated to the term loan of $337,000 is considered to be the value of the beneficial conversion feature. The beneficial conversion feature is equal to the value of the discount on the note payable of $113, 000. The value of the beneficial conversion feature has also been recorded as a discount to the note payable and was amortized over the term of the loan.

      These notes were convertible at the option of the holder into shares offered in an offering of Series C Preferred Stock of The Knockout Group, Inc. The holders elected to convert the total balance due under these notes of $400,000 into 1.6 million shares of Series C Preferred Stock of The Knockout Group, Inc. We repaid $50,000 of the notes related to this offering and accrued $5,625 in interest expense at December 31, 2004.

      In December 2004, we entered into a securities purchase agreement with a group of accredited investors whereby The Knockout Group, Inc. issued 10,200,000 shares of its Series C Preferred Stock in exchange for $2.55 million in gross proceeds. The Series C Preferred Stock was convertible at a rate of one share of common stock for each share of Series C Preferred Stock (see Note 1 to the accompanying financial statements).

      As part of Series C Preferred Stock offering by The Knockout Group, Inc. the company agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the common stock issuable upon conversion of Series C Preferred Stock on or before March 28, 2005. If such registration statement is not filed on or before March 28, 2005 or if the registration statement is not declared effective by the Securities and Exchange Commission on or before June 28, 2005 (or July 28, 2005 if the registration statement is reviewed by the Securities and Exchange Commission), then we must pay liquidated damages equal to 1% of the aggregate purchase price for the first 30 days and an additional 1% for each 30 day period subsequent thereto until the earlier of (a) such date the registration statement is declared effective or (b) the securities may be sold pursuant to Rule 144(k) under the Securities Act of 1933.

      We have recorded offering costs of $291,500 as a reduction of the proceeds from the sale of the Series C Preferred Stock by The Knockout Group, Inc.

Subsequent Events

      In January 2005, we completed a private placement of 116,754 shares of Series B Preferred Stock, which at the presently effective conversion rate are convertible into 18,680,707 shares of common stock, and warrants to purchase 1,868,071 shares of common stock. We completed the January 2005 private placement in two closings as follows. On January 10, 2005, we sold an aggregate of 69,624 shares of Series B Preferred Stock and warrants to purchase 1,113,984 shares of common stock to 17 accredited investors for aggregate gross proceeds of $3,265,000. On January 17, 2005, we sold an aggregate of 47,130 shares of Series B Preferred Stock and warrants to purchase 754,083 shares of common stock to 22 accredited investors for aggregate gross proceeds of $2,210,000. We sold shares of Series B Preferred Stock for a per share purchase price of $46.8933. For each share of Series B Preferred Stock purchased investors received warrants to purchase 16 shares of common stock. The warrants are exercisable for five years from the date of issuance at a price of $2.25 per share.

Sources of Cash

      Subsequent to year-end 2004, we completed an offering of Series B Preferred Stock to accredited investors netting proceeds of $5.1 million. Management expects this amount will enable us to fund operations through July 31, 2005. In order to meet projections, we expect to need additional financing of $10.0 million over the next 12 to 18 months. We intend to seek outside debt and equity financing to supplement anticipated cash from operations. We do not currently have any commitments for such financing and there is no assurance that we will be successful in obtaining such funds.

Contractual Obligations

      The following table summarizes our contractual obligations as of December 31, 2004:

                                                    Less than                                  More
                                        Total        One Year    Years 1-3    Years 3-5    Than 5 Years
                                     -----------   -----------  -----------  -----------   ------------
Long Term Lease Obligation(a)        $ 2,099,392   $   779,392  $ 1,319,901           --
Minimum Royalty Payments(b)          $20,500,000   $ 2,000,000  $ 4,000,000  $ 4,000,000   $10,500,000
Notes Payable to Galt Ventures(c)    $ 1,200,000   $ 1,200,000           --           --            --
                                     -----------------------------------------------------------------
 Total                               $23,799,392   $ 3,979,392  $ 5,319,901  $ 4,000,000   $10,500,000

(a) We currently lease office and warehouse space at 100 West Whitehall Avenue in Northlake, Illinois. Through the remainder of the lease term, our minimum lease payments are as follows:

                                    2005    $779,392
                                    2006    $829,212
                                    2007    $490,689

(b) On November 4, 2004, our wholly owned subsidiary The Knockout Group, Inc. entered into an eight year, exclusive licensing agreement with George Foreman to represent our George Foreman's Knock Out line of cleaning products worldwide. The agreement has an initial term of five years, with a three-year option term, which requires us to pay a retention bonus of $1.5 million after year five. The minimum annual royalty payments required under the contract are as follows:

                                    Years   1-5      $2,000,000
                                    Year    6        $3,000,000
                                    Year    7        $3,500,000
                                    Year    8        $4,000,000

(c) In September 2004, The Knockout Group, Inc. entered into two notes payable totaling $1.6 million with Galt Enterprise Corporation. These notes bear interest at a rate of 10% per annum and were initially due on December 23, 2004. In December 2004, the agreement was amended to extend the maturity date until the earlier of March 31, 2005 or the date of exercise of certain warrants issued in connection with the reverse merger transaction under which we acquired The Knockout Group, Inc. At December 31, 2004, the remaining outstanding balance on the note was $1.2 million. In the first quarter of 2005, we paid $450,000 on the outstanding note due to Galt Enterprise Corporation, reducing the balance to $750,000. In connection with these payments, the maturity date of the remaining balance was extended from March 31, 2005 to July 31, 2005.

      In addition to the above obligations, we have long-term employment contracts for our Chairman, Chief Operating Officer and Chief Financial Officer, which are described under "Employment Agreements" beginning on page 31 of this annual report.

Off-Balance Sheet Arrangements

      We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities ("SPE). The consolidation requirements apply to all SPE's in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective December 29, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPE's.

      In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first reporting period that begins after December 15, 2005. The Company does not expect SFAS 123(R) to have a material impact on its consolidated financial statements as the Company currently accounts for employee options on a fair value basis.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB No.
43. SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While the Company is still evaluating the impact of this statement, it does not currently believe it will have a material impact on its consolidated financial statements.

Item 7. Financial Statements.

      All financial information required by this Item is attached hereto at the end of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      On January 12, 2005, in connection with our acquisition of The Knockout Group, Inc., our Board of Directors unanimously approved the dismissal of Goldstein Golub Kessler LLP as our independent registered public accountants. On January 12, 2005, we notified Goldstein Golub Kessler LLP that we were terminating Goldstein Golub Kessler LLP's services. Also on January 12, 2005, we engaged the firm of BDO Seidman, LLP to serve as our independent registered public accountants for the fiscal year ended December 31, 2004.

      During the two fiscal years ended December 31, 2003 and 2002 and through January 12, 2005, (i) there were no disagreements between us and Goldstein Golub Kessler LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Goldstein Golub Kessler LLP would have caused Goldstein Golub Kessler LLP to make reference to the matter in its reports on our financial statements, and (ii) Goldstein Golub Kessler LLP's reports on our financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended December 31, 2003 and 2002 and through January 12, 2005, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

      During the two fiscal years ended December 31, 2003 and 2002 and through January 12, 2005, we have not consulted with BDO Seidman, LLP regarding either:

      1. The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that BDO Seidman, LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

      2. Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

Item 8A. Controls and Procedures.

      As of the end of the fiscal quarter ended December 31, 2004, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of other members of our management as they deemed appropriate, of the effectiveness of the design and operation of our disclosure controls and procedures (as identified in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the periodic reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. This portion of our annual report is our disclosure of the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

      In connection with its 2004 year-end audit, our independent registered public accounting firm identified three material weaknesses related to our internal controls and procedures. While we are in the process of implementing a more effective system of controls and procedures, we have instituted controls, procedures and other changes to ensure that information required to be disclosed in this annual report on Form 10-KSB has been recorded, processed, summarized, and reported accurately. The incremental steps that we have taken as a result of the control deficiencies to ensure that all material information about our company is adequately disclosed in this report include the application of additional methods and techniques to support the basis of inventory costing and accounting for the issuance of equity securities.

      In order to address further the deficiencies described above and to improve our internal disclosure and control procedures for future periods, we will:

      1) Perform more detailed monthly and quarterly reconciliations and analysis of all general ledger accounts including inventory; and

      2) Continue to enhance staffing to provide sufficient resources to accomplish the forgoing objectives.

      These steps constitute significant changes in our internal controls and procedures. We will continue to evaluate the effectiveness of our internal disclosure controls and procedures on an ongoing basis, and will take further action as appropriate.

Item 8B. Other Information.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

      ------------------------------------------------------------------------------------------------
                   Name            Age                               Position
      ------------------------------------------------------------------------------------------------
      John Bellamy                 56         Chief Executive Officer and Chairman
      ------------------------------------------------------------------------------------------------
      Ahmed Shaikh                 56         President and Chief Operating Officer
      ------------------------------------------------------------------------------------------------
      Oscar Turner                 45         Chief Financial Officer, Principal Accounting Officer,
                                              Treasurer and Director
      ------------------------------------------------------------------------------------------------
      Dr. Isaac Horton, III        47         Secretary and Director
      ------------------------------------------------------------------------------------------------
      Kevin Waltzer                37         Director
      ------------------------------------------------------------------------------------------------
      Tony Weiss                   37         Director
      ------------------------------------------------------------------------------------------------
      David Rights                 59         Director
      ------------------------------------------------------------------------------------------------
      Coleman Peterson             56         Director
      ------------------------------------------------------------------------------------------------

      Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), to hold such office until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board. Some of our directors and executive officers also serve in various capacities with our subsidiaries. There are no family relationships among any of our directors and executive officers.

Background of Executive Officers and Directors

      John Bellamy - Mr. Bellamy has over 25 years of entrepreneurial experience in various business endeavors. From 1975 to 2003 Mr. Bellamy was President of Artistic Communication Center, Ltd (ACC), a multi-media production company he founded. ACC developed and produced media content and television programming for companies such as NBC, Fox, Kraft, Wal-Mart, and General Electric. From 1973 to 1993, Mr. Bellamy was President and Founder of Source Records, Inc., an independent recording, production and publishing company and First World Management, Inc., a personal management company. Prior to that, Mr. Bellamy was Executive Vice President of Dick Gregory Health Enterprises, Inc. a weight control and health maintenance organization.

      Ahmed Shaikh - From 2003 to 2004, Mr. Shaikh was Executive Vice President of Operations for Remote Light, Inc., a manufacturer of fiber optic lighting products. From 1999 to 2003, Mr. Shaikh was co-founder and principal of a consulting firm called Next Step Partners LLC, a management consulting firm specializing in retail and high tech start up companies. From 1998 to 1999, Mr. Shaikh served as President of Internet Global Inc, a Dallas-based ISP service provider. From 1997 to 1998, Mr. Shaikh was the Senior Vice President of Operations, Store Planning, and Real Estate for Computer City, America's second largest computer superstore retailer, where he was responsible for store operations covering 6,000 employees.

      Oscar Turner - From 1998 to 2004, Mr. Turner served as Vice President of Financial Planning at Paramount Pictures where he managed the Motion Picture and

Enterprise Financial Planning Groups. From 1996 to 1998, Mr. Turner was Director of Financial Planning for Compuserve Interactive, where he was responsible for managing the planning and budgeting process for the company's flagship online services division. Before joining Compuserve, Mr. Turner spent six years at Quaker Oats in various strategic and financial planning positions and five years with Continental Bank in commercial lending.

      Dr. Isaac Horton, III - From January 1995 to the present, Mr. Horton, has served as Chairman and Chief Executive Officer of Remote Source Lighting International, Inc. (RSLI). Dr. Horton is also the founder, majority shareholder, Chairman and CEO of the parent company Remote Light, Inc. Remote Source Lighting International, Inc. (RSLI) has been recognized as the leading manufacturer of fiber optic lighting products. Dr. Horton has been awarded more than 66 patents.

      Kevin Waltzer - Mr. Waltzer is a private investor and entrepreneur with over 15 years of diverse experience in all areas of business and finance including accounting, equities arbitrage trading, and venture capital investing. Since 1999, Mr. Waltzer has been Chairman, CEO and President of Galt Ventures Corporation, a company that provides venture capital to development stage and mature enterprises.

      Tony Weiss - Mr. Weiss is the President and Chief Operating Officer of CompUSA, Inc., a multi-billion dollar Dallas, Texas based Fortune 500 computer reseller, retailer and e-tailer. Since 1988, Mr. Weiss has held a variety of senior management, marketing and sales positions prior to his appointment in 2003 as President and COO of CompUSA, Inc. From 1998 to 2001, he served as Executive Vice President - General Merchandise Manager responsible for 18,000 employees and 227 store locations. From 1996 - 1998, he served as Executive Vice President - Business Solutions and was responsible for directing all aspects of business unit performance including sales, operations, financial management, and procurement.

      David Rights - Mr. Rights is the founder, President and CIO of RTE Asset Management, a Philadelphia based investment management firm. Mr. Rights has over 30 years of experience as an entrepreneur, having founded, and sold, the Rightime Family of Mutual Funds and RDL, Inc., an aerospace electronics manufacturing firm. In 1998, Mr. Rights founded RTE Securities, Inc., a registered broker-dealer. In 1985, Mr. Rights founded the Rightime Fund, Inc., a registered investment company, which eventually expanded into a family of registered mutual funds, including the Rightime Fund, Blue Chip Fund, Mid-Cap Fund, Growth Fund and Government Securities Fund.

      Coleman Peterson - Mr. Peterson is President and CEO of Hollis Enterprises, LLC, formed in May 2004 following Mr. Peterson's retirement as the Executive Vice President of People for Wal-Mart Stores, Inc. During his ten year career at Wal-Mart, Mr. Peterson had the distinction of being Chief Human Resource Officer of the world's largest private workforce - Wal-Mart's 1.5 million "associates" world-wide. As Executive Vice President of Wal-Mart's People Division, Mr. Peterson was responsible for associate recruitment, retention and development globally. Prior to joining Wal-Mart in 1994, Mr. Peterson spent 16 years with Venture Stores of St. Louis, with his last role being the Senior Vice President of Human Resources. Mr. Peterson was recently elected as a board director of both The Service Master Company of Chicago and J.B. Hunt Transport Services, Inc. of Lowell, Arkansas. Mr. Peterson currently sits on the Board of Directors of ServiceMaster (SVM) and JB Hunt (JBHT).

Board Composition

      At each annual meeting of our stockholders, all of our directors are elected to serve from the time of election and qualification until the next annual meeting of stockholders following election. The exact number of directors is to be determined from time to time by resolution of the board of directors.

Corporate Governance and Nominating Committee

      The purpose of the Corporate Governance and Nominating Committee is to ensure that the Board of Directors is properly constituted to meet its fiduciary obligations to stockholders and our business and that we have and follow appropriate governance standards. Our Corporate Governance and Nominating Committee is composed of Dr. Isaac Horton and Kevin Waltzer. Dr. Isaac Horton is the Acting Chair of the committee. The Board of Directors is in the process of evaluating this position and expects to make a final appointment by the end of the year.

      Responsibilities of the Corporate Governance and Nominating Committee include: evaluating the current composition, organization and governance of the Board of Directors and its other committees; determining the desired qualifications, expertise and characteristics for potential directors and conducting searches for director candidates that have corresponding attributes; Evaluating, proposing and approving nominees for election to the Board of Directors, overseeing the Board of Directors' performance evaluation process, evaluating the participation of members of the Board of Directors in continuing education activities in accordance with SEC rules. The Corporate Governance and Nominating Committee is empowered to form and delegate authority to subcommittees when appropriate, evaluate and recommend termination of service of individual members of the Board of Directors as appropriate, make regular written reports to the Board of Directors, review annually our corporate governance guidelines and make recommendations to the Board of Directors with respect to any proposed changes and review annually its own performance.

Audit Committee

      The Audit Committee is appointed by the Board of Directors in fulfilling its responsibilities to oversee: (1) the integrity of our financial statements and disclosure controls; (2) the qualifications and independence of our independent accountants; (3) the performance of our independent accountants; and
(4) compliance with legal and regulatory requirements. Oscar Turner and David Rights are the members of our Audit Committee. The Audit Committee is chaired by David Rights.

      The Audit Committee is authorized to retain our independent accountants and conduct any investigation appropriate to fulfilling its purposes and responsibilities. It has, at all times, direct access to the independent accountants and to our executive officers and employees. The Audit Committee also has the authority and responsibility to engage outside legal, accounting and other advisors, as it deems appropriate, without first seeking authorization from the Board.

Compensation Committee

      The Compensation Committee is appointed by the Board of Directors to discharge the responsibilities of the Board relating to compensation of our executive officers. Tony Weiss and Coleman Peterson are the members of our Compensation Committee. The Chairman of the Compensation Committee is Tony Weiss.

      The Compensation Committee, among other duties, establishes our overall compensation philosophy, reviews management's recommendations for compensation of all senior officers and approves such compensation, determines any long-term incentive compensation for our Chief Executive Officer and our President. The Compensation Committee reviews and recommends for Board or voting shareholder approval, as appropriate, all incentive compensation plans and equity-based plans, and approves any awards to our Chief Executive Officer, our President and other senior officers under any such plan. The Compensation Committee approves all grants of stock options, determines the terms and conditions of such awards, carries out the administrative responsibilities given to the committee in such plans and establishes and periodically reviews policies in the area of perquisites. In connection with employee benefit plans, the Compensation Committee approves the adoption or amendment of any deferred compensation plan or non qualified employee benefit plan, approves the adoption or amendment of any tax-qualified employee retirement plan, including any 401(k) savings plan or their related trust agreements, which involves a significant substantive change in the employee retirement or savings plan benefits and approves the appointment of the administrators of such plans. The Compensation Committee also approves contracts or transactions with current and former corporate executives, exercises the sole authority to retain and terminate any compensation or benefits consultant or other outside advisor used to assist us in evaluating director, Chief Executive Officer, President and senior officer compensation, including the sole authority to approve any such consultant's or advisor's fees and other terms of the engagement and report regularly to the Board.

Audit Committee Financial Expert

      Our audit committee has not determined whether we have an audit committee financial expert, as that term is defined in Item 401 of Regulation S-B. Our Board of Directors is currently evaluating whether David Rights, who chairs our audit committee, meets the requirements of Item 401 of Regulation S-B.

Code of Ethics

      We have adopted a Code of Business Conduct and Ethics that applies to all associates, contractors and non-associate directors of Knockout Holdings, Inc. The Code of Business Conduct and Ethics has been filed as Exhibit 14.1 to this annual report. Upon request, we will provide to any person without charge a copy of our Code of Business Conduct and Ethics. Any such request should be made to
Attn: Oscar Turner, Knockout Holdings, Inc., 100 W. Whitehall Ave., Northlake, IL 60164. Our telephone number is (708) 273-6900. We are in the process of building a section of our website at www.knockoutgroup.com where our Code of Business Conduct and Ethics will be available to investors.

Section 16(a) Beneficial Ownership Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2004, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2004, we believe that during the fiscal year ended December 31, 2004, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except as follows: (1) Kenneth Levy reported eight transactions late and filed one Form 4 late; and (2) Alan Gelband reported five transactions late and filed one Form 4 late.

Item 10. Executive Compensation.

      The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer and the named executive officers, for services as executive officers for the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                            Long-Term
                                                                                           Compensation
                                                                            -------------------------------------------
                                                 Annual Compensation                      Awards             Payouts
                                       ------------------------------------ ------------------------------ ------------
                                                                            Restricted     Securities                      All
                                                                  Other
                                                                 Annual                    Under-lying                    Other
        Name and                                                 Compen-    Stock          Options/ SARs      LTIP       Compen-
   Principal Position       Year       Salary ($)   Bonus ($)  sation ($)   Award(s) ($)   (#)             Payouts ($)  sation ($)
------------------------- ----------- ------------- ---------- ------------ -------------- --------------- ------------ -----------
John Bellamy, Chief         2004        $157,500     $100,000   $27,500(1)        -0-            -0-            -0-         -0-
     Executive Officer      2003        $ 37,500        -0-     $ 7,500(1)        -0-            -0-            -0-         -0-

Ahmed Sheikh,               2004        $130,000        -0-     $22,857(1)        -0-       1,998,617 (2)       -0-         -0-
     President and Chief
     Operating Officer

Oscar Turner, Chief         2004        $ 58,333        -0-     $30,000(1)        -0-       4,496,868 (3)       -0-         -0-
     Financial Officer

      (1) This amount represents deferred compensation which has not yet been paid to Messrs. Bellamy, Sheikh and Turner.
      (2) Includes 749,478 shares of common stock issuable upon exercise of options of Knockout Holdings, Inc. and 1,249,139 shares of common stock that were issuable upon exercise of options of The Knockout Group, Inc. All options of The Knockout Group, Inc. were exercised prior to Knockout Holdings' acquisition of The Knockout Group, Inc.
      (3) Includes 2,498,260 shares of common stock issuable upon exercise of options of Knockout Holdings, Inc. and 1,998,608 shares that were issuable upon exercise of options of The Knockout Group, Inc. All options of The Knockout Group, Inc. were exercised prior to Knockout Holdings' acquisition of The Knockout Group, Inc.

                               OPTIONS GRANT TABLE

      The following table sets forth information with respect to the named executive officers concerning the grant of stock options during the fiscal year ended December 31, 2004. The Company did not have during such fiscal year any plans providing for the grant of stock appreciation rights ("SARs").

                      Option/SAR Grants in Last Fiscal Year
-------------------------------------------------------------------------------

                                                                                       Potential
                                                                                  Realizable Value at
                                                                                     Assumed Annual      Alternative
                                                                                     Rates of Stock       to (f) and
                                                                                   Price Appreciation     (g): Grant
                               Individual Grants                                    for Option Term       Date Value
------------------------------------------------------------------------------------------------------------------------
           (a)                   (b)        (c)              (d)         (e)      (f)        (g)             (h)
                                            % of Total
                                            Options/
                            Number of       SARs
                            Securities      Granted to    Exercise
                            Underlying      Employees     or Base                                         Grant Date
                            Options/ SARs   in Fiscal     Price      Expiration                         Present Value
           Name             Granted (#)     Year          ($/Sh)     Date         5% ($)     10% ($)       ($) (1)
-----------------------------------------------------------------------------------------------------------------------
Ahmed Sheikh (2)                 749,478        17.6%       $0.20   12/28/2014      --         --      $ 1,026,782.00
Ahmed Sheikh (3)               1,249,139        33.0%       $0.01   11/10/2007      --         --      $   312,285.00
Oscar Turner (2)               2,498,260         5.5%       $0.20   12/28/2014      --         --      $ 3,422,616.00
Oscar Turner (3)               1,998,608        53.0%       $0.01    9/20/2007      --         --      $   499,652.00
-----------------------------------------------------------------------------------------------------------------------

      (1) The value shown was calculated utilizing the Black-Scholes option pricing model and are presented solely for the purpose of comparative disclosure in accordance with certain regulations of the Securities and Exchange Commission. This model is a mathematical formula used to value traded stock price volatility. The actual value that an executive officer may realize, if any, is dependent on the amount by which the stock price at the time of exercise exceeds the exercise price. There is no assurance that the value realized by an executive officer will be at or near the value estimated by the Black-Scholes model. In calculating the grant date present values, we used the following assumptions: (a) expected volatility of approximately 100%; (b) risk-free rate of return of approximately 3.43%; (c) no dividends payable during the relevant period; and (d) exercise at the end of a 10 year period from the date of grant.
      (2) Represents unexercised options of Knockout Holdings, Inc. The amounts expensed during the year ended December 31, 2004 related to these options totaled $12,503 and $3,751 for Mr. Turner and Mr. Sheikh, respectively. In future periods, the balance of the present value amount at the date of grant will be expensed over the remaining three-year vesting period of the options.
      (3) Represents options of The Knockout Group, Inc. All options of The Knockout Group, Inc. were exercised prior to Knockout Holdings' acquisition of The Knockout Group, Inc.

Aggregate Option Exercises in Last Fiscal Year

      No options of Knockout Holdings, Inc. were exercised by the named executive officers during the most recent fiscal year.

      The following table provides information concerning the number and value of stock options of The Knockout Group, Inc. exercised during the fiscal year ended December 31, 2004, and held at the end of such fiscal year, by the named executive officers. The Knockout Group, Inc. does not have any plans providing for SARs.

            Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values


         (a)                   (b)                  (c)                  (d)                  (e)
                                                                 Number of
                                                                 Securities           Value of
                                                                 Underlying           Unexercised
                                                                 Unexercised          In-the-Money
                                                                 Options/SARs at      Options/SARs at
                                                                 December 31, 2004    December 31, 2004
                                                                 (#)                  ($)

                        Shares Acquired                          Exercisable/         Exercisable/
         Name           on Exercise (#)     Value Realized ($)   Unexercisable        Unexercisable
----------------------------------------------------------------------------------------------------------
Ahmed Shaikh               1,249,139               --                         0/0                $0/$0
Oscar Turner               1,998,608               --                         0/0                $0/$0

Compensation of Directors

      Our directors are reimbursed for any out-of-pocket expenses incurred by them for attendance at meetings of the Board of Directors or committees thereof. Presently, our two outside directors, Tony Weiss and Coleman Peterson, receive $2,000 per month as Board of Director's compensation and $2,500 per attendance at Board of Directors meetings.

Employment Agreements

      Our wholly owned subsidiary, The Knockout Group, Inc., has entered into an employment agreement with John Bellamy, its Chief Executive Officer. Mr. Bellamy's employment agreement was effective as of October 1, 2003 and the initial term continues until October 1, 2009. After the initial term, the agreement may be extended for additional three-year terms. Under the agreement, Mr. Bellamy's base salary, currently $240,000, is to be increased by 6% each year. In addition, Mr. Bellamy will be entitled to receive a target bonus consistent with a plan to be adopted by us based on achievement of certain performance criteria, and is to be covered by a term life insurance policy of not less than $500,000 and to be reimbursed for up to $5,000 per year of health and wellness products and services not covered by our benefit plans. Mr. Bellamy is also entitled to five weeks of vacation each year and to be reimbursed for up to $1,000 per month for expenses associated with his automobile. In the event Mr. Bellamy is terminated without cause or he terminates his employment for good reason, he is entitled to his base salary at the time of termination for the remainder of the initial term or any renewal thereof then in effect or twelve months of salary, whichever is greater, payable in a lump sum, provided he executes a full release in our favor. In the event Mr. Bellamy is terminated for cause, he is entitled to his accrued but unpaid base salary and bonus, if any. The agreement also contains customary provisions for disability, death, confidentiality and non-competition.

      Our wholly owned subsidiary, The Knockout Group, Inc., has entered into an employment agreement with Ahmed Shaikh, its President and Chief Operating Officer. Mr. Shaikh's employment agreement was effective as of November 10, 2004 and the initial term continues until October 10, 2007. After the initial term, the agreement may be extended for additional one terms. Under the agreement, Mr. Shaikh's base salary is $240,000 per year, subject to annual increases in our sole discretion. We have agreed to grant Mr. Shaikh 1/2 % of the fully diluted shares of our common stock as of November 10, 2004 which will vest each six months, subject to the approval of the Board of Directors. Any such options will vest automatically upon termination of Mr. Shaikh's employment by us without cause. In addition, Mr. Shaikh is entitled to receive annual incentive based bonuses consistent with a plan to be adopted by us, is entitled to be reimbursed for up to $5,000 per year for health insurance deductibles and is entitled to participate in employee benefit programs that are generally offered to our other employees. The agreement also contains customary provisions for disability, death, confidentiality and non-competition. In the event Mr. Shaikh is terminated with or without cause, we may, in our sole discretion, pay Mr. Shaikh his salary for the post-termination duration of the non-competition covenant (which is three years after termination of employment) provided that (a) Mr. Shaikh is at all times in full compliance with such non-competition covenant and
(b) Mr. Shaikh executes and delivers to us (and does not subsequently revoke) a severance agreement and release.

      Our wholly owned subsidiary, The Knockout Group, Inc., has entered into an employment agreement dated December 12, 2004 with Oscar Turner, as its Chief Financial Officer. The employment agreement requires an "initial acting employment period" from August 1, 2004 until September 12, 2004, during which time Mr. Turner was employed in the capacity of Acting Chief Financial Officer. Mr. Turner's compensation for the initial acting employment period was $30,000. The "official employment period" for Mr. Turner as Chief Financial Officer began September 20, 2004 and continues until September 12, 2007. The parties may agree to extend the official employment period or renegotiate a new agreement at the end of the official employment period. During the official employment period, Mr. Turner's base salary is $200,000 per year. In addition to the base salary, Mr. Turner: (a) was granted 1,951,596 shares of common stock of The Knockout Group, Inc.; (b) is entitled to a bonus of $100,000 if we raise $8,000,000 in capital by January 31, 2005; (c) may receive an annual performance bonus consistent with a plan to be adopted by us based on achievement of certain performance criteria, (d) is entitled to $15,000 as relocation expenses for relocating to Illinois; (e) is entitled to be covered by a life insurance policy with a face amount equal to $1,900,000, (f) is entitled to be reimbursed for up to $5,000 per year for health and related expenses, and (g) is entitled to participate in employee benefit programs that are generally offered to our other employees. In the event Mr. Turner's employment is terminated due to disability, he will not be entitled to receive any compensation or benefits after the effective date of termination, except for his base salary earned and payable as of the effective date. If Mr. Turner's employment is terminated for cause during the first 18 months of employment, he will be entitled to receive his base salary through the remaining official employment period of the agreement and 50% of any options granted to him will become immediately vested. If Mr. Turner is terminated for any reason after the first 18 months of employment, he will be entitled to receive his base salary through the remaining official employment period or for 12 months, whichever is greater, all benefits will immediately accrue and any unvested options at the time of termination will become immediately vested.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth, as of March 25, 2005 certain information with respect to the securities beneficially owned by: (i) each of our directors and executive officers; (ii) each person who owns beneficially more than 5% of our voting stock; and (iii) all directors and executive officers as a group.

                                                                         Series A            Series A
                                                    Percent of Common    Percent of          Preferred Stock
Name and Address of       Common Stock              Stock Beneficially   Preferred Stock     Beneficially
Beneficial Owner          Beneficially Owned (1)    Owned                Beneficially Owned  Owned (2)        Percent of Vote (3)
----------------          ----------------------    -----                ------------------  ---------        -------------------
Alan Gelband                  6,837,890 (5)                67.4%                   0                *                 4.4%
750 Third Avenue
New York, NY 10017

John Bellamy (4)             50,899,911 (6)                32.8% (20)    318,124.443 (35)         39.9%              32.8%
c/o Knockout Holdings,
Inc.
100 W. Whitehall
Avenue,
Northlake, IL 60164

Coleman Peterson (4)          1,383,277 (7)                   * (21)       8,233.787               1.0%                 *
c/o Knockout Holdings,
Inc.
100 W. Whitehall
Avenue,
Northlake, IL 60164

David Rights (4)              4,646,000 (8)                 3.0% (22)     29,037.500               3.6%               3.0%
c/o Knockout Holdings,
Inc.
100 W. Whitehall
Avenue,
Northlake, IL 60164

Dr. Isaac Horton, III        16,528,821 (9)                10.7% (23)    103,305.133              12.9%              10.7%
(4)



c/o Knockout Holdings,
Inc.
100 W. Whitehall
Avenue,
Northlake, IL 60164

Tony Weiss (4)                1,580,292 (10)                1.0% (24)      9,760.625               1.2%               1.0%
c/o Knockout Holdings,
Inc.
100 W. Whitehall
Avenue,
Northlake, IL 60164

Kevin Waltzer (4)            30,821,840 (11)               19.8% (25)    192,636.500 (36)         24.1%              19.9%
c/o Knockout Holdings,
Inc.
100 W. Whitehall
Avenue,
Northlake, IL 60164

Oscar Turner (4)              2,159,784 (12)                1.4% (26)     12,197.475               1.5%               1.3%
c/o Knockout Holdings,
Inc.
100 W. Whitehall
Avenue,
Northlake, IL 60164

Ahmed Shaikh                  1,282,202 (13)                  * (27)       7,623.406               1.0%                 *
c/o Knockout Holdings,
Inc.
100 W. Whitehall
Avenue,
Northlake, IL 60164

Peter Vezmar                    920,000 (14)                  * (28)       5,750.000                 *                  *
c/o Knockout Holdings,
Inc.
100 W. Whitehall
Avenue,
Northlake, IL 60164

Katie Green                  50,899,911 (15)               32.8% (29)    318,124.443 (37)         39.9%              32.8%
c/o Knockout Holdings,
Inc.
100 W. Whitehall
Avenue,
Northlake, IL 60164

Galt Enterprises             23,644,000 (16)               15.2% (30)    147,775.000              18.5%              15.2%
c/o Knockout Holdings,
Inc.
100 W. Whitehall
Avenue,
Northlake, IL 60164

Paul Vincent                    536,667 (17)                  * (31)       3,354.166                 *                    *
c/o Knockout Holdings,
Inc.
100 W. Whitehall
Avenue,
Northlake, IL 60164

Taylor Group                  2,430,435 (18)                1.6% (32)     15,190.219               1.9%                 1.6%
c/o Knockout Holdings,
Inc.
100 W. Whitehall
Avenue,
Northlake, IL 60164

Nathan Morton                   749,478 (19)                  * (33)       4,684.238                 *                    *



c/o Knockout Holdings,
Inc.
100 W. Whitehall
Avenue,
Northlake, IL 60164

All Executive Officers,     109,478,079                    70.6% (34)    680,918.871              85.3%                70.6%
Directors and Director
Nominees as a Group (9
persons)

----------------------------------------------------

*     Less than 1%

(1) Applicable percentage ownership is based on 8,992,322 shares of Common Stock outstanding as of March 25, 2005, together with securities exercisable or convertible into shares of Common Stock within 60 days of March 25, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2) Based on 797,820 shares of Series A Preferred Stock issued and outstanding.

(3) This column discloses the percentage of the person's overall voting power in the Company. Each share of the Company's outstanding Series A Preferred Stock has 160 votes, each share of the Company's outstanding Series B Preferred Stock has 160 votes and each share of the Company's outstanding Common Stock has one vote. The Common Stock, Series A Preferred Stock and Series B Preferred Stock vote as a single class. There is no holder of the Company's outstanding Series B Preferred Stock who has more than 5% of the overall voting power in the Company.

(4)   New Director.

(5) Includes: (a) warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.05 per share that expire November 30, 2005; (b) warrants to purchase 110,000 shares of common stock with an exercise price of $0.05 per share that expire May 31, 2007; and (c) warrants to purchase 61,050 shares of common stock with an exercise price of $0.05 per share that expire November 30, 2007.

(6) Includes: (a) 49,059,911 shares of Common Stock issuable upon conversion of 306,624.443 shares of Series A Preferred Stock owned by Mr. Bellamy directly; and (b) 1,840,000 shares of Common Stock issuable upon conversion of 11,500 shares of Series A Preferred Stock owned by Katie Green, Mr. Bellamy's wife.

(7) Includes: (a) 1,317,406 shares of Common Stock issuable upon conversion of 8,233.787 shares of Series A Preferred Stock; and (b) 65,871 shares of Common Stock issuable upon exercise of outstanding options with an exercise price of $.20 per share and an expiration date of December 28, 2014.

(8) Includes 4,646,000 shares of Common Stock issuable upon conversion of 29,037.500 shares of Series A Preferred Stock.

(9) Includes 16,528,821 shares of Common Stock issuable upon conversion of 103,305.133 shares of Series A Preferred Stock.

(10) Includes: (a) 1,561,700 shares of Common Stock issuable upon conversion of 9,760.625 shares of Series A Preferred Stock; and (b) 18,592 shares of Common Stock issuable upon exercise of outstanding options with an exercise price of $.20 per share and an expiration date of December 28, 2014.

(11) Includes: (a) 7,177,840 shares of Common Stock issuable upon conversion of 44,861.500 shares of Series A Preferred Stock owned by Mr. Waltzer directly; and (b) 23,644,000 shares of Common Stock issuable upon conversion of 147,775 shares of Series A Preferred Stock owned by Galt Enterprise Corporation, of which Mr. Waltzer is the President and an owner.

(12) Includes: (a) 1,951,596 shares of Common Stock issuable upon conversion of 12,197.475 shares of Series A Preferred Stock; and (b) 208,188 shares of Common Stock issuable upon exercise of outstanding options with an exercise price of $.20 per share and an expiration date of December 28, 2014.

(13) Includes: (a) 1,219,745 shares of Common Stock issuable upon conversion of 7,623.408 shares of Series A Preferred Stock; and (b) 62,457 shares of Common Stock issuable upon exercise of outstanding options with an exercise price of $.20 per share and an expiration date of December 28, 2014.

(14) Includes 920,000 shares of Common Stock issuable upon conversion of 5,750 shares of Series A Preferred Stock.

(15) Includes: (a) 1,840,000 shares of Common Stock issuable upon conversion of 11,500 shares of Series A Preferred Stock owned by Katie Green directly, and (b) 49,059,911 shares of Common Stock issuable upon conversion of 306,624.443 shares of Series A Preferred Stock owned by John Bellamy, Ms. Green's husband.

(16) Includes 23,644,000 shares of Common Stock issuable upon conversion of 147,775 shares of Series A Preferred Stock.

(17) Includes 536,667 shares of Common Stock issuable upon conversion of 3,354.166 shares of Series A Preferred Stock.

(18) Includes 2,407,068 shares of Common Stock issuable upon conversion of 15,044.172 shares of Series A Preferred Stock.

(19) Includes 749,478 shares of Common Stock issuable upon conversion of 4,684.238 shares of Series A Preferred Stock.

(20) Percentage beneficial ownership is calculated based on 155,314,764 shares of common stock outstanding, which assumes conversion in full of the Company's outstanding Series A Preferred Stock and Series B Preferred Stock. Rules of the Securities and Exchange Commission require percentage ownership to be calculated on the basis of the amount of outstanding common stock plus, for each person, any common stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. In accordance with rules of the Securities and Exchange Commission, as of March 25, 2005 Mr. Bellamy beneficially owned 85% of the Company's outstanding Common Stock.

(21) Percentage beneficial ownership is calculated based on 155,314,764 shares of common stock outstanding, which assumes conversion in full of the Company's outstanding Series A Preferred Stock and Series B Preferred Stock. Rules of the Securities and Exchange Commission require percentage ownership to be calculated on the basis of the amount of outstanding common stock plus, for each person, any common stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. In accordance with rules of the Securities and Exchange Commission, as of March 25, 2005 Mr. Peterson beneficially owned 13.3% of the Company's outstanding Common Stock.

(22) Percentage beneficial ownership is calculated based on 155,314,764 shares of common stock outstanding, which assumes conversion in full of the Company's outstanding Series A Preferred Stock and Series B Preferred Stock. Rules of the Securities and Exchange Commission require percentage ownership to be calculated on the basis of the amount of outstanding common stock plus, for each person, any common stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. In accordance with rules of the Securities and Exchange Commission, as of March 25, 2005 Mr. Rights beneficially owned 34.1% of the Company's outstanding Common Stock.

(23) Percentage beneficial ownership is calculated based on 155,314,764 shares of common stock outstanding, which assumes conversion in full of the Company's outstanding Series A Preferred Stock and Series B Preferred Stock. Rules of the Securities and Exchange Commission require percentage ownership to be calculated on the basis of the amount of outstanding common stock plus, for each person, any common stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. In accordance with rules of the Securities and Exchange Commission, as of March 25, 2005 Mr. Horton beneficially owned 64.8% of the Company's outstanding Common Stock.

(24) Percentage beneficial ownership is calculated based on 155,314,764 shares of common stock outstanding, which assumes conversion in full of the Company's outstanding Series A Preferred Stock and Series B Preferred Stock. Rules of the Securities and Exchange Commission require percentage ownership to be calculated on the basis of the amount of outstanding common stock plus, for each person, any common stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. In accordance with rules of the Securities and Exchange Commission, as of March 25, 2005 Mr. Weiss beneficially owned 15.0% of the Company's outstanding Common Stock.

(25) Percentage beneficial ownership is calculated based on 155,314,764 shares of common stock outstanding, which assumes conversion in full of the Company's outstanding Series A Preferred Stock and Series B Preferred Stock. Rules of the Securities and Exchange Commission require percentage ownership to be calculated on the basis of the amount of outstanding common stock plus, for each person, any common stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. In accordance with rules of the Securities and Exchange Commission, as of March 25, 2005 Mr. Waltzer beneficially owned 77.4% of the Company's outstanding Common Stock.

(26) Percentage beneficial ownership is calculated based on 155,314,764 shares of common stock outstanding, which assumes conversion in full of the Company's outstanding Series A Preferred Stock and Series B Preferred

      Stock. Rules of the Securities and Exchange Commission require percentage ownership to be calculated on the basis of the amount of outstanding common stock plus, for each person, any common stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. In accordance with rules of the Securities and Exchange Commission, as of March 25, 2005 Mr. Turner beneficially owned 19.4% of the Company's outstanding Common Stock.

(27) Percentage beneficial ownership is calculated based on 155,314,764 shares of common stock outstanding, which assumes conversion in full of the Company's outstanding Series A Preferred Stock and Series B Preferred Stock. Rules of the Securities and Exchange Commission require percentage ownership to be calculated on the basis of the amount of outstanding common stock plus, for each person, any common stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. In accordance with rules of the Securities and Exchange Commission, as of March 25, 2005 Mr. Shaikh beneficially owned 12.5% of the Company's outstanding Common Stock.

(28) Percentage beneficial ownership is calculated based on 155,314,764 shares of common stock outstanding, which assumes conversion in full of the Company's outstanding Series A Preferred Stock and Series B Preferred Stock. Rules of the Securities and Exchange Commission require percentage ownership to be calculated on the basis of the amount of outstanding common stock plus, for each person, any common stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. In accordance with rules of the Securities and Exchange Commission, as of March 25, 2005 Mr. Vezmar beneficially owned 9.3% of the Company's outstanding Common Stock.

(29) Percentage beneficial ownership is calculated based on 155,314,764 shares of common stock outstanding, which assumes conversion in full of the Company's outstanding Series A Preferred Stock and Series B Preferred Stock. Rules of the Securities and Exchange Commission require percentage ownership to be calculated on the basis of the amount of outstanding common stock plus, for each person, any common stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. In accordance with rules of the Securities and Exchange Commission, as of March 25, 2005 Ms. Green beneficially owned 85% of the Company's outstanding Common Stock.

(30) Percentage beneficial ownership is calculated based on 155,314,764 shares of common stock outstanding, which assumes conversion in full of the Company's outstanding Series A Preferred Stock and Series B Preferred Stock. Rules of the Securities and Exchange Commission require percentage ownership to be calculated on the basis of the amount of outstanding common stock plus, for each person, any common stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. In accordance with rules of the Securities and Exchange Commission, as of March 25, 2005 Galt Enterprises beneficially owned 72.5% of the Company's outstanding Common Stock.

(31) Percentage beneficial ownership is calculated based on 155,314,764 shares of common stock outstanding, which assumes conversion in full of the Company's outstanding Series A Preferred Stock and Series B Preferred Stock. Rules of the Securities and Exchange Commission require percentage ownership to be calculated on the basis of the amount of outstanding common stock plus, for each person, any common stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. In accordance with rules of the Securities and Exchange Commission, as of March 25, 2005 Mr. Vincent beneficially owned 5.6% of the Company's outstanding Common Stock.

(32) Percentage beneficial ownership is calculated based on 155,314,764 shares of common stock outstanding, which assumes conversion in full of the Company's outstanding Series A Preferred Stock and Series B Preferred Stock. Rules of the Securities and Exchange Commission require percentage ownership to be calculated on the basis of the amount of outstanding common stock plus, for each person, any common stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. In accordance with rules of the Securities and Exchange Commission, as of March 25, 2005 Taylor Group beneficially owned 21.1% of the Company's outstanding Common Stock.

(33) Percentage beneficial ownership is calculated based on 155,314,764 shares of common stock outstanding, which assumes conversion in full of the Company's outstanding Series A Preferred Stock and Series B Preferred Stock. Rules of the Securities and Exchange Commission require percentage ownership to be calculated on the basis of the amount of outstanding common stock plus, for each person, any common stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. In accordance with rules of the Securities and Exchange Commission, as of March 25, 2005 Mr. Morton beneficially owned 7.7% of the Company's outstanding Common Stock.

(34) Percentage beneficial ownership is calculated based on 155,314,764 shares of common stock outstanding, which assumes conversion in full of the Company's outstanding Series A Preferred Stock. Rules of the Securities and Exchange Commission require percentage ownership to be calculated on the basis of the amount of outstanding common stock plus, for each person, any common stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. In accordance with rules of the Securities and Exchange Commission, as of February 1, 2005 all executive officers, Directors and Director nominees as a group owned 92.4% of the Company's outstanding common stock.

(35) Includes: (a) 306,624.443 shares of Series A Preferred Stock owned by Mr. Bellamy directly; and (b) 11,500 shares of Series A Preferred Stock owned by Katie Green, Mr. Bellamy's wife.

(36) Includes: (a) 44,861.500 shares of Series A Preferred Stock owned by Mr. Waltzer directly; and (b) 147,775 shares of Series A Preferred Stock owned by Galt Enterprise Corporation, of which Mr. Waltzer is the President and an owner.

(37) Includes: (a) 11,500 shares of Series A Preferred Stock owned by Ms. Green directly; and (b) 306,624.443 shares of Series A Preferred Stock owned by John Bellamy, Ms. Green's husband.

      All of the above disclaim any beneficial ownership in shares of the Company owned by other family members. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Preferred Stock shown as beneficially owned by them.

Item 12. Certain Relationships and Related Transactions.

Advances by Artistic Communication Center

      Artistic Communication Center, a multi-media video and audio production company, is principally owned by our Chief Executive Officer, John Bellamy. In 2003, we agreed to reimburse Artistic Communication Center for all advertising, marketing, licensing, legal fees, accounting, consulting, product design and development, travel, and other costs paid f by Artistic Communication Center on our behalf prior to the incorporation of our business in April 2003. These costs amounted to $739,000. We established a payable to Artistic Communication Center of $739,000 in 2003 and charged it to selling, general and administrative expense. The payable has no maturity date but we made payments of $158,000 in 2004 and $282,000 in 2003. Our outstanding obligation due to Artistic Communication Center totaled $299,000 and $457,000 on December 31, 2004 and 2003, respectively. Our management believes the terms of the obligations to Artistic Communication Center are on terms at least as favorable as could be obtained from unrelated third parties.

Infomercial Production

      We retained Artistic Communication Center to produce our household and automotive infomercials for television broadcast. Our current contract with Artistic Communication Center provides that Artistic Communication Center will be compensated on the basis of "cost, plus 10%." Through December 31, 2004, we have incurred costs related to infomercial production of $1.1 million, of which $0.9 million has been paid to Artistic Communication Center. At December 31, 2004, the remaining unpaid balance of $262,000 is included in accrued liabilities. Our management believes that the terms of our agreement with Artistic Communication Center to produce infomercials is on terms at least as favorable as could be obtained from independent third parties.

Occupancy Costs

      In addition, Artistic Communication Center occupies space at our 100 W. Whitehall Avenue location and pays monthly rent of $1,211 (annual rent of $14,500). The monthly rent has been determined based on space utilization and includes Artistic Communication Center's pro rata share of common area costs, insurance, and real estate taxes. Rental income received from Artistic Communication Center has been recorded as a reduction of selling, general, and administrative expenses in the amount of $9,685 for the year ended December 31, 2004. Our management believes that the space rented to Artistic Communication Center is on terms at least as favorable as could be obtained by renting the space to an unrelated third party.

Patents & Trademarks

      In consideration for the assignment of trademarks and pending patents, we agreed to pay Dr. Isaac Horton, III, our Secretary and Vice Chairman, a total of $400,000 as follows: $200,000 by January 15, 2005 and the remaining $200,000 over the following twelve months. In addition, before we acquired The Knockout Group, Inc., Dr. Horton was issued 6,524,787 shares of common stock of The Knockout Group, Inc. The fair value of these shares of $1.6 million has been recorded as an increase in patent assets reflected in the accompanying Balance Sheet. As part of his agreement, Dr. Horton agreed not to develop or contribute any intellectual property to any other company, now or in the future, that competes in the "cleaning" products segment. Our management believes this arrangement with Dr. Horton is on terms at least as favorable as could be obtained from unrelated third parties.

      Dr. Horton acts as a consultant to our executive officers, advising us on capital formation, quality control, product development, business strategy, licensing, patent development, and personnel matters. For these consulting services, Dr. Horton received 2,465,600 options which were valued at $616,000 using a Black-Scholes pricing model.

Galt Ventures Corporation

      Since 1999, Kevin Waltzer, one of our principal shareholders and a member of our Board of Directors, has been Chairman, CEO, and President of Galt Ventures Corporation, a company that provides venture capital to development and later stage enterprises. After our acquisition of The Knockout Group, Inc., Galt Ventures Corporation controlled approximately 24% of our outstanding voting stock. At December 31, 2004, we have $1.2 million of notes payable due to Galt Ventures Corporation. Our management believes the terms of these notes payable are on terms at least as favorable as could be obtained from unrelated third parties.

Charleston Holdings, LLC

      Kevin Waltzer, one of our principal shareholders and member of our Board of Directors, and David Rights, one of our shareholders and a member of our Board of Directors, are also minority shareholders in Charleston Holding, LLC, our primary supplier of product concentrate. Charleston Holdings, LLC supplies concentrate to us at a fixed priced and under the terms of the agreement, we have the right to source the product from other suppliers. During year ended December 31, 2004, we purchased raw materials from Charleston Holdings, LLC totaling $322,000. Our management believes the terms of our agreement with Charleston Holdings, LLC is on terms at least as favorable as could be obtained from unrelated third parties.

Consulting Services

      Prior to joining us as a full-time employee, we retained the services of Oscar Turner on a consulting basis to assist us in developing our business plan, refining our financial model, fundraising, development of policies and procedures, and general financial management. We paid Mr. Turner $30,000 for these services which were provided prior to joining us as Chief Financial Officer.

Employees

      Seven of our employees and one consultant have family relationships with John Bellamy, our Chairman and Chief Executive Officer. These employees include Katie Green, the wife of John Bellamy. Ms. Green is our Vice President of Human Resources. Ms Green's annual compensation is $85,000.

Item 13.      Exhibits.

Exhibit
Number                                 Description
------      -------------------------------------------------------------------

2.1 Agreement and Plan of Merger, dated as of the 28th day of December, 2004, by and among the Company, Knockout Acquisition Corp. and The Knockout Group, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2005)

3.1 Certificate of Incorporation of United Network Marketing Services, Inc. (Incorporated by reference to registration statement on Form 10-SB (File No. 000-32007), filed with the Securities and Exchange Commission on November 22, 2000)

3.2 Certificate of Ownership and Merger of United Network Marketing Services, Inc. and Knockout Holdings, Inc. changing the Registrant's name to Knockout Holdings, Inc. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on January 12, 2005)

3.3         Amended and Restated By-laws of Knockout Holdings, Inc.
            (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on March 2, 2005)

4.1 Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2005)

4.2 Certificate of Designation, Powers, Preferences and Rights of Series B Preferred Stock. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2005)

10.1 Employment Agreement made as of October 1, 2003 between John Bellamy and The Knockout Group, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4,
            2005)

10.2 Industrial Building Lease made as of August 1, 2004 between Centerpoint Properties Trust and The Knockout Group, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2005)

10.3 License Agreement made as of November 4, 2004, between The Knockout Group, Inc. and George Foreman. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4,
            2005)

10.4 Agreement made as of September 2, 2004 between Artistic Communication Center, Ltd. and the Company. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2005)

10.5 Employment Agreement dated November 10, 2004 between The Knockout Group, Inc. and Ahmed Shaikh (Incorporated by reference to Form 8-K/A, filed with the Securities and Exchange Commission on March 14, 2005)

10.6 Employment Agreement dated December 12, 2004 by and between The Knockout Group, Inc. and Oscar Turner (Incorporated by reference to Form 8-K/A, filed with the Securities and Exchange Commission on March 14, 2005)

14.1        Code of Business Conduct and Ethics

16.1 Letter from Goldstein Golub Kessler LLP dated January 19, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005)

21.1        List of Subsidiaries

31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

Audit Fees

      The aggregate fees billed for professional services rendered by our independent registered public accounting firm for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $115,000 and $0 for the years ended December 31, 2004 and December 31, 2003, respectively.

Audit-Related Fees

      We incurred no fees for the years ended December 31, 2004 and December 31, 2003, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

Tax Fees

      The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were $20,000 and $0, for the years ended December 31, 2004 and December 31, 2003, respectively. The services for which such fees were paid consisted of preparation of tax returns.

All Other Fees

      We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2004 and December 31, 2003.

Audit Committee Pre-Approval Policies and Procedures

      In accordance with its Audit Committee Charter, the Audit Committee's policy is to expressly pre-approve all audits and permissible non-audit services provided by our independent public accountants before the independent public accountants are engaged by us to provide any such services. These services may include audit services, audit related services, tax services and other related services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of service and is subject to a specific budget.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KNOCKOUT HOLDINGS, INC.


         Dated:   April 15, 2005         By:  /s/ John Bellamy
                                             ----------------------------------
                                                  John Bellamy
                                                  Chief Executive Officer


         Dated:   April 15, 2005         By:  /s/ Oscar Turner
                                             ----------------------------------
                                                  Oscar Turner
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                TITLE                   DATE
---------                                -----                   ----


 /s/ John Bellamy                        Chairman of the Board   April 15, 2005
-----------------------------------
John Bellamy


 /s/ Oscar Turner                        Director                April 15, 2005
-----------------------------------
Oscar Turner


 /s/ Isaac Horton                        Director                April 15, 2005
-----------------------------------
Dr. Isaac Horton, III


 /s/ Kevin Waltzer                       Director                April 15, 2005
-----------------------------------
Kevin Waltzer


 /s/ Tony Weiss                          Director                April 15, 2005
-----------------------------------
Tony Weiss


 /s/ David Rights                        Director                April 15, 2005
-----------------------------------
David Rights


 /s/ Coleman Peterson                    Director                April 15, 2005
-----------------------------------
Coleman Peterson

                             KNOCKOUT HOLDINGS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

                                TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm..................  F-2

Consolidated Balance Sheets..............................................  F-3

Consolidated Statements of Operations....................................  F-4

Statement of Cash Flows..................................................  F-5

Consolidated Statement of Stockholders' Equity...........................  F-6

Notes to Consolidated Financial Statements............................... F-10

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Knockout Holdings, Inc.
Northlake, Illinois

We have audited the accompanying consolidated balance sheets of Knockout Holding, Inc. and Subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from April 9, 2003 (inception) through December 31, 2003 and for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knockout Holding, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for the period from April 9, 2003 (inception) through December 31, 2003 and for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit and working capital deficiency at December 31, 2004 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                              /s/ BDO Seidman, LLP
                              --------------------
                                  BDO Seidman, LLP

                              Chicago, Illinois
                              March 7, 2005

                             Knockout Holding, Inc.
                           Consolidated Balance Sheets

December 31,                                                    2004           2003
---------------------------------------------------------------------------------------
Assets

Current Assets
     Cash                                                  $     19,837    $    262,654
     Accounts Receivable                                        133,030              --
     Inventories                                              1,802,060              --
     Prepaid Insurance                                           63,684              --

---------------------------------------------------------------------------------------
Total Current Assets                                       $  2,018,611    $    262,654
---------------------------------------------------------------------------------------

Fixed Assets, Net                                               280,077          11,780

Patents & Trademarks, Net of amortization of $36,757
     and $0 at December 31, 2004 and 2003, Respectively
    (including $2,103,000 of pending patent at
     December 31, 2004)                                       3,137,629           5,500

Deposits & Other Non-Current Assets                             200,848          56,055

---------------------------------------------------------------------------------------
Total Assets                                               $  5,637,165    $    335,989
---------------------------------------------------------------------------------------

Liabilities & Stockholders' Equity

Current Liabilities
     Accounts Payable                                         1,938,240          33,912
     Accrued Expenses                                           715,044          83,000
     Due to Related Party                                       298,938         456,938
     Notes Payable                                            1,200,000              --

---------------------------------------------------------------------------------------
Total Current Liabilities                                  $  4,152,222    $    573,850
---------------------------------------------------------------------------------------

Advances From Investor                                               --       1,500,000

Commitments

Stockholders' Equity

     Common Stock - Voting, $0.001 and $0.01 par value
     respectively, 20,000,000 and 248,500,000 shares
     authorized respectively, 8,992,323 and 61,640,000
     issued and outstanding respectively Preferred stock,
     $0.001 par value, 1,000,000 shares authorized               8,992           2,000
     Series A - 865,000 shares authorized, 796,568 to be
     issued (liquidation preference of $37,351,000)                797
     Additional paid-in capital                              15,789,717              --
     Accumulated deficit                                    (14,314,563)     (1,739,861)
---------------------------------------------------------------------------------------
Total Stockholders' Equity                                 $  1,484,943    $ (1,737,861)

---------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                 $  5,637,165    $    335,989
=======================================================================================

See accompanying notes to the consolidated financial statements

                             Knockout Holding, Inc.
                      Consolidated Statements of Operations
                  For Periods Ended December 31, 2004 and 3003

                                                                               For The Period From
                                                                             April 9, 2003 (Inception)
                                                             For Year Ended           Through
                                                               December 31,        December 31,
                                                                   2004                2003
------------------------------------------------------------------------------------------------------
Revenue                                                        $    679,008        $         --

Cost of Sales                                                       451,977                  --

-----------------------------------------------------------------------------------------------

Grosss Margin                                                  $    227,031        $         --

Selling, General and Administrative Expenses
      (inclusive of $1.1 million and $0.7
      million of charges incurred from
      related party, in 2004 and 2003 respectively)              11,743,370           1,739,861
-----------------------------------------------------------------------------------------------

Operating Loss                                                 $(11,516,339)       $ (1,739,861)

Interest Expense                                                  1,058,363                  --

-----------------------------------------------------------------------------------------------
Net Loss                                                       $(12,574,702)       $ (1,739,861)
-----------------------------------------------------------------------------------------------
Preferred Stock Dividend                                         (1,610,000)                 --
-----------------------------------------------------------------------------------------------
Net Loss Available t Common Shareholders                        (14,184,702)         (1,739,861)
===============================================================================================
Basic and diluted loss per common shares                       $      (0.22)       $      (0.03)
===============================================================================================

Weighted average common shares outstanding                       63,727,459          61,640,000
===============================================================================================



See accompanying notes to the consolidated financial statements

                             Knockout Holding, Inc.
                             Statement of Cash Flows

                                                                                                     For The Period
                                                                               For Year ended      From April 9, 2003
                                                                                December 31,      (Inception) Through
                                                                                    2004           December 31, 2003
---------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
             Net loss                                                            $(12,574,702)   $       (1,739,861)
             Adjustments to reconcile net loss to net cash used in operating activities
             Depreciation & amortization                                               82,732                    --
             Amortization of deferred financing costs                                   5,924                    --
             Amortization of debt discount                                            983,000                    --
             Issuance of shares and warrants in exchange for services received      4,589,000                    --
             Expenses funded by related party prior to incorporation                       --               739,913
             Changes in assets and liabilities
                  Accounts Receivable                                                (133,030)                   --
                  Inventories                                                      (1,802,060)                   --
                  Prepaid insurance                                                   (63,684)                   --
                  Other Assets                                                       (189,000)                   --
                  Accounts payable                                                  1,504,328                33,912
                  Accrued Expenses                                                    632,044                83,000

---------------------------------------------------------------------------------------------------------------------
             Net cash used in operating activities                               $ (6,965,448)   $         (883,036)
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
             Purchase of fixed assets                                                (314,271)              (11,780)
             Expenditures for patents and trademarks                               (1,137,887)               (5,500)
---------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                               $ (1,452,158)   $          (17,280)
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
             Proceeds from issuance of common stock                                        --                 2,000
             Proceeds from issuance of preferred stock                              6,680,000             1,500,000
             Costs related to issuance of preferred stock                            (439,455)              (56,055)
             Proceeds from exercise of options                                         10,016                    --
             Proceeds from issuance of debt                                         2,550,000                    --
             Repayment of debt                                                       (450,000)                   --
             Deferred financing fees paid                                             (17,772)                   --
             Repayment of amount due to related party                                (158,000)             (282,975)
---------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                           $  8,174,789    $        1,162,970
---------------------------------------------------------------------------------------------------------------------

Net Increase in Cash                                                                 (242,817)              262,654

Cash, at beginning of period                                                          262,654                    --

---------------------------------------------------------------------------------------------------------------------
Cash, at end of period                                                           $     19,837    $          262,654
=====================================================================================================================

Supplemental Disclosures of Cash Flow Information

             Cash paid during the period for interest
                                                                                          423                    --
             Stock issued as consideration for assignment of
             pending Patents (Related Party, See Note 3)
                                                                                    1,631,000                    --
             Conversion of convertible debt  and accrued
             interest to common stock                                                 520,000

             Conversion of convertible debt to Series C Preferred Stock               400,000                    --


See accompanying notes to the consolidated financial statements

                             Knockout Holdings, Inc.
                 Consolidated Statement of Stockholders' Equtiy

                                                                                                 Series A          Series A
                                                                                                 Preferred         Preferred
                                                                 Common         Common            Shares             Stock
                                                                 Shares          Stock          (pre-merger)      (pre-merger)
---------------------------------------------------------------------------------------------------------------------------------
Balance, April 1, 2003                                                 --    $           --                --               --

Issuance of common stock to founders                           61,640,000             2,000

Net loss for the nine-months ended December 31, 2003


---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                                     61,640,000    $        2,000                --   $           --

Issuance of Series A Preferred Stock                                                               23,644,000          236,440

Issuance of Series B Preferred Stock

Offering Costs from Series A & B Preferred Stock
 Issuances

Adjust par value of common stock                                                    614,400

Issuance of options to consultants in
 exchange for services provided

Issuance of warrants to consultants in
 exchange for services provided

Issuance of options to employees in exchange for services provided

Warrants and options exercised                                 19,231,366           192,314

Common shares issued to employees                                 625,600             6,256

Common shares issued for patents                                6,524,787            65,248

Warrants issued with notes payable

Beneficial conversion feature on convertible debt

Conversion of Taylor note payable                               1,629,188            16,292

Issuance of Series C Preferred Stock

Conversion of notes payable to Series C Preferred
 Stock

Offering Costs from Series C Preferred Stock

Conversion of Series A, B, & C Preferred Stock to common
 stock                                                         37,800,000           378,000       (23,644,000)        (236,440)

---------------------------------------------------------------------------------------------------------------------------------

Balance at December 28, 2004                                  127,450,941    $    1,274,509                --   $           --

Conversion of common stock to Series A
preferred stock in connection with reverse
merger transaction                                           (127,450,941)       (1,274,509)

Shares issued in reverse merger                                 8,175,747             8,175

Shares issued for services related to the reverse merger          816,576               817

Net loss for the year ended December 31, 2004

---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2004                                    8,992,323    $        8,992                --   $           --
=================================================================================================================================

                                                             Series A         Series A
                                                             Preferred        Preferred         Series B        Series B
                                                               Shares           Stock           Preferred       Preferred
                                                            (post-merger)   (post-merger)         Stock           Stock
-------------------------------------------------------------------------------------------------------------------------------
Balance, April 1, 2003                                                       $           --   $           --  $           --

Issuance of common stock to founders

Net loss for the nine-months ended December 31, 2003


-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                                                                    $           --  $           --

Issuance of Series A Preferred Stock

Issuance of Series B Preferred Stock                                                                  39,560          39,560

Offering Costs from Series A & B Preferred Stock
 Issuances

Adjust par value of common stock

Issuance of options to consultants in
 exchange for services provided

Issuance of warrants to consultants in
 exchange for services provided

Issuance of options to employees in exchange for services provided

Warrants and options exercised

Common shares issued to employees

Common shares issued for patents

Warrants issued with notes payable

Beneficial conversion feature on convertible debt

Conversion of Taylor note payable

Issuance of Series C Preferred Stock

Conversion of notes payable to Series C Preferred
 Stock

Offering Costs from Series C Preferred Stock

Conversion of Series A, B, & C Preferred Stock to common
 stock                                                                                            (3,956,000)        (39,560)

-------------------------------------------------------------------------------------------------------------------------------

Balance at December 28, 2004                                            --   $           --   $           --  $           --

Conversion of common stock to Series A                             796,568              797
preferred stock in connection with reverse
merger transaction

Shares issued in reverse merger

Net loss for the year ended December 31, 2004

-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2004                                       796,568   $          797   $           --  $           --
===============================================================================================================================

                                                             Series C         Series C        Additional
                                                            Preferred        Preferred          Paid in         Accumulated
                                                              Shares           Stock            Capital           Deficit
-------------------------------------------------------------------------------------------------------------------------------
Balance, April 1, 2003                                                --    $           --   $           --    $           --

Issuance of common stock to founders

Net loss for the nine-months ended December 31, 2003                                                               (1,739,861)


-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                                            --    $           --   $           --    $   (1,739,861)

Issuance of Series A Preferred Stock                                                              4,657,846

Issuance of Series B Preferred Stock                                                              1,066,154

Offering Costs from Series A & B Preferred Stock
 Issuances                                                                                         (194,010)

Adjust par value of common stock                                                                   (614,400)

Issuance of options to consultants in
 exchange for services provided                                                                   1,699,500

Issuance of warrants to consultants in
 exchange for services provided                                                                     620,500

Issuance of options to employees in exchange for
 services provided                                                                                  962,000

Warrants and options exercised                                                                     (182,298)

Common shares issued to employees                                                                   149,744

Common shares issued for patents                                                                  1,565,752

Warrants issued with notes payable                                                                  670,000

Beneficial conversion feature on convertible debt                                                   313,000

Conversion of Taylor note payable                                                                   503,708

Issuance of Series C Preferred Stock                           8,600,000            86,000        2,064,000

Conversion of notes payable to Series C Preferred
 Stock                                                         1,600,000            16,000          384,000

Offering Costs from Series C Preferred Stock                                                       (291,500)

Conversion of Series A, B, & C Preferred Stock to common
 stock                                                       (10,200,000)         (102,000)

-------------------------------------------------------------------------------------------------------------------------------

Balance at December 28, 2004                                          --    $           --   $   13,373,996    $   (1,739,861)

Conversion of common stock to Series A                                                            1,273,713
preferred stock in connection with reverse
merger transaction

Shares issued in reverse merger                                                                      (8,175)

Shares issued for services related to the reverse merger              --                --        1,150,183

Net loss for the year ended December 31, 2004
                                                                                                                  (12,574,702)
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2004                                          --    $           --   $   15,789,717    $  (14,314,563)
===============================================================================================================================

                                                                Total
                                                            Stockholders'
                                                                Equity
--------------------------------------------------------------------------
Balance, April 1, 2003                                      $           --

Issuance of common stock to founders                                 2,000

Net loss for the nine-months ended December 31, 2003            (1,739,861)


--------------------------------------------------------------------------

Balance, December 31, 2003                                  $   (1,737,861)

Issuance of Series A Preferred Stock                             4,894,286

Issuance of Series B Preferred Stock                             1,105,714

Offering Costs from Series A & B Preferred Stock
 Issuances                                                        (194,010)

Adjust par value of common stock                                        --

Issuance of options to consultants in
 exchange for services provided                                  1,699,500

Issuance of warrants to consultants in
 exchange for services provided                                    620,500

Issuance of options to employees in exchange for
 services provided                                                 962,000

Warrants and options exercised                                      10,016

Common shares issued to employees                                  156,000

Common shares issued for patents                                 1,631,000

Warrants issued with notes payable                                 670,000

Beneficial conversion feature on convertible debt                  313,000

Conversion of Taylor note payable                                  520,000

Issuance of Series C Preferred Stock                             2,150,000

Conversion of notes payable to Series C Preferred
 Stock                                                             400,000

Offering Costs from Series C Preferred Stock                      (291,500)

Conversion of Series A, B, & C Preferred Stock to common
 stock                                                                  --

--------------------------------------------------------------------------

Balance at December 28, 2004                                $   12,908,645

Conversion of common stock to Series A                                  --
preferred stock in connection with reverse merger transaction

Shares issued in reverse merger                                         --

Shares issued for services related to the reverse merger         1,151,000

Net loss for the year ended December 31, 2004                  (12,574,702)

--------------------------------------------------------------------------

Balance at December 31, 2004                                $    1,484,943
==========================================================================

See accompanying notes to the consolidated financial statements.

                             KNOCKOUT HOLDING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Business

Knockout Holdings, Inc. ("Knockout" or the "Company") is a strategically integrated marketing company committed to the development of celebrity products that are safe for human use and environmentally friendly.

Knockout is currently engaged in the business of selling cleaning products that are based on a proprietary technology. The company operates under an exclusive license agreement with George Foreman ("Licensor"), the two-time World Heavyweight boxing champion and sells its products primarily through retail stores throughout the U.S. The Company's products currently consist of household and automotive cleaning products for retail and industrial use.

Recapitalization and Merger

On December 28, 2004, United Network Marketing Services, Inc. a Delaware corporation and a publicly traded company with nominal operating activity, acquired The Knockout Group, Inc. by issuing 796,568 shares of Series A preferred stock of United Network Marketing Services to the stockholders of The Knockout Group, Inc. in exchange for all of the issued and outstanding shares of The Knockout Group, Inc. Prior to the transaction, United Network Marketing Services had no significant operations and subsequent to the completion of the transaction changed its name to Knockout Holdings, Inc.

For financial reporting purposes, this transaction has been reflected in the accompanying financial statements as a recapitalization of Knockout Group, Inc. and the financial statements reflect the historical financial information of Knockout Group, Inc., which was incorporated in April 2003. Therefore, for accounting purposes, the shares recorded as issued in the reverse merger are the 8,175,747 shares owned by United Network Marketing Services, Inc. shareholders prior to the reverse merger.

Each share of the post merger Series A Preferred Stock of the Company will automatically convert into 160 shares of common stock of the Company immediately after the Company amends its Certificates of Incorporation to authorize the issuance of a sufficient number of shares to complete the conversion.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through August 2004, the company operated as a development stage company. For the year ended December 31, 2004, the Company incurred a net loss of $12.6 million and for the period from inception to December 31, 2003 the net loss was $1.7 million. Cash used in operating activities was $7.0 million and $0.9 million for the periods ended December 31, 2004 and 2003, respectively. As of December 31, 2004, the company had an accumulated deficit of $14.3 million and a working capital deficiency of $2.1 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is ultimately dependent on its ability to obtain additional funding and increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows. In January 2005, the Company received net proceeds of $5.1 million from a Series B Preferred Stock offering. The Company will begin launching its marketing campaign in the second quarter of 2005 and believes there is adequate demand for its products. The Company is also in discussions with commercial banks and other financing sources to provide working capital financing to fund expected inventory and receivables growth. However, there is no assurance that the Company will continue to be successful in obtaining additional funding in the future or improving its operating results. The financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Knockout Holdings, Inc. and its wholly-owned subsidiary, The Knockout Group, Inc. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the related disclosures. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, consumer and trade promotion accruals, stock options, useful lives for assets subject to depreciation and amortization, future cash flows associated with impairment testing for long-lived assets and accrued liabilities.

Revenue Recognition

Revenue is derived primarily from product sales and is recorded net of provisions for discounts, returns, rebates to customers and other adjustments as can be reasonably determined. The Company recognizes revenue when all of the fundamental criteria for revenue recognition have been met. Specifically, the sales price is fixed and determined, title to the product, ownership and risk of loss transfer to the customer, and collectibility is reasonably assured. All of these criteria are present at the time of product shipment.

Cost of Products Sold

Cost of products sold consists primarily of the cost of finished goods purchased directly from third-party manufacturers. Cost of products sold also includes inbound freight costs, internal transfer costs, and warehousing and other shipping and handling activity related to producing products. Shipping and handling costs invoiced to customers are included in net sales.

Selling, General and Administrative

Selling, general and administrative expense primarily includes marketing expenses, including the cost of media, advertising, infomercial production and related costs; selling expenses; research and development costs; administrative and other indirect overhead costs; and other miscellaneous operating items.

The Company has produced infomercials to market its household and automotive product lines. In accordance with SOP 93-7 entitled "Reporting on Advertising Costs.", infomercial production costs have been expensed as incurred.

For the year ended December 31, 2004, the Company recorded media advertising expense of $48,000. There was no media advertising expense in 2003. In addition, for year ended December 31, 2004 and the period from inception to December 31, 2003, the Company recorded research & development expense of $50,000 and $10,000, respectively.

Concentration of Risk

The Company utilizes outside vendors and third party providers to manufacture, warehouse, and distribute its products. The markets for contract manufacturing, warehousing, and order fulfillment are well developed in the U.S. and the Company believes it could readily contract with other providers on comparable terms, with limited, or no disruption to its business.

The company has an exclusive license agreement to market and distribute its botanical disinfectant product, which can only be obtained from a sole provider. The current contract covers a three-year period beginning February 24, 2004 to February 23, 2007. There can be no assurance that this contract will be renewed or renewed on terms and conditions comparable to the existing agreement.

Accounts Receivable

Accounts receivable consist of amounts due to the Company from our normal business activities. When necessary, the Company maintains an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified in the portfolio. After all attempts to collect against the receivable fail, the receivable is written off against the allowance. No allowance for doubtful accounts was deemed necessary at December 31, 2004 and 2003.

Inventory Valuation

Inventories are stated at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary timing differences between the financial statement and tax basis of assets and liabilities at the applicable enacted tax rates. In addition, the amounts of future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

Property and Equipment

Property and equipment consists primarily of office furniture and equipment, computer hardware and software, and product molds. All property and equipment are recorded at cost, which includes the cost of delivery and installation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years.

Trademarks, Patents and Licensing Fee

Intangible assets consist of trademarks, patents and a license agreement related to the Company's Knock-Out(R) branded products. The trademark and pending patents are recorded at acquisition cost, plus legal and other expenses related to their creation. All of the Company's patents totaling $2,103,000 are currently pending approval. The trademark and pending patents are amortized using the straight-line method over estimated useful lives of 20 and 17 years, respectively.

In the fourth quarter of 2004, the Company extended its licensing agreement with licensor for the worldwide use of the licensor's name, approved likeness, and signature. The agreement was extended to an eight-year agreement with an initial term of five years and a three-year option period, which requires the Company to pay a retention bonus of $1.5 million after year five. The agreement provides for an initial payment of $1.0 million, which was paid by the Company at year-end 2004. The initial payment has been capitalized by the Company and is being amortized using the straight-line method over the five-year initial term.

Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows expected to be generated by those assets are less than the carrying amount of those items. The Company's cash flow estimates are based on limited operating history and have been adjusted to reflect management's best estimate of future market and operating conditions. The net carrying values of assets deemed not recoverable are reduced to fair value. The Company's estimates of fair value represent management's best estimates based on industry trends and reference to market rates and transactions.

Stock-Based Compensation

The Company accounts for stock-based compensation plans under FAS No. 123 Accounting for Stock-Based Compensation (FAS 123) as amended by FAS No. 148 Accounting for Stock-Based Compensation -- Transition & Disclosure (FAS 148). As a result, compensation expense is determined based on the fair value of the options or warrants granted. The company determines fair value by applying the Black Scholes option-pricing model.

Net Loss Per Share

The Company computes loss per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The statement requires presentation of two amounts; basic and diluted loss per share. Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average common shares outstanding. Dilutive earnings per share would include all common stock equivalents unless anti-dilutive. The Company has not included the outstanding options, warrants, or convertible preferred stock as common stock equivalents because the effect would be anti-dilutive.

The following table sets forth the shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock that is not included in the basic and diluted net loss per share available to common stockholders:


December 31,                                                 2004          2003
================================================================================
Shares issuable upon exercise of outstanding options        4,261,284       --
Shares issuable upon exercise of outstanding warrants         925,000       --
Shares issuable upon conversion of preferred stock        127,450,880       --
--------------------------------------------------------------------------------

Total                                                     132,637,164       --
================================================================================

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities ("SPE). The consolidation requirements apply to all SPE's in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective December 29, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPE's.

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first reporting period that begins after December 15, 2005. The Company does not expect SFAS 123(R) to have a material impact on its consolidated financial statements as the Company currently accounts for employee options on a fair value basis.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While the Company is still evaluating the impact of this statement, it does not currently believe it will have a material impact on its consolidated financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

Advances by Artistic Communication Center

Artistic Communication Center ("ACC"), a multi-media video and audio production company, is principally owned by the Company's Chief Executive Officer, John Bellamy. In 2003, the Company agreed to reimburse Artistic Communication Center for all advertising, marketing, licensing, legal fees, accounting, consulting, product design and development, travel, and other costs paid on behalf of the Company prior to its incorporation in April 2003. These costs amounted to $739,000. The company established a payable to ACC of $739,000 in 2003 and charged it to selling, general and administrative expense. The payable has no maturity date but the Company made payments of $158,000 in 2004 and $282,975 in 2003. The Company's outstanding obligation due to ACC totaled $298,938 and $456,938 on December 31, 2004 and 2003, respectively.

Infomercial Production

The Company retained ACC to produce its household and automotive infomercials for television broadcast. The Company's current contract with ACC provides that ACC will be compensated on the basis of "cost, plus 10%." Through December 31, 2004, the Company has incurred costs related to infomercial production of $1.1 million, of which $0.9 million has been paid. At December 31, 2004, the remaining unpaid balance of $262,000 is included in accrued liabilities.

Occupancy Costs

In addition, ACC occupies space at the Company's 100 W. Whitehall Avenue location and pays monthly rent of $1,211. The monthly rent has been determined based on space utilization and includes ACC's pro rata share of common area costs, insurance, and real estate taxes. Rental income received from ACC has been recorded as a reduction of selling, general, and administrative expenses in the amount of $9,685 for the year ended December 31, 2004.

Patents & Trademarks

In consideration for the assignment of trademarks and pending patents, the Company agreed to pay Dr. Isaac Horton, III, the Company's Vice Chairman, a total of $400,000 as follows: $200,000 by January 15, 2005 and the remaining $200,000 over the following twelve months. In addition, Dr. Horton received 6,524,787 common stock of Knockout Group, Inc. The fair value of these shares of $1.6 million was based on the fair market value of the common stock issued which was determined to be $0.25 per share. This amount has been recorded as an increase in patent assets reflected in the Balance Sheet. As part of his agreement, Dr. Horton agreed not to develop or contribute any intellectual property to any other company, now or in the future, that competes in the "cleaning" products segment.

Dr. Horton acts as a consultant to the Company's executive officers, advising the Company on capital formation, quality control, product development, business strategy, licensing, patent development, and personnel matters. For these consulting services, Dr. Horton received options which were valued at $616,000 using a Black-Scholes pricing model.

Galt Ventures Corporation

Since 1999, Kevin Waltzer, a principal shareholder of the Company and member of the Company's Board of Directors, has been Chairman, CEO, and President of Galt Ventures Corporation (Galt), a company that provides venture capital to development and later stage enterprises. Following the completion of the Merger transaction, Galt controlled approximately 24% of the Company's voting stock. At December 31, 2004, the Company has $1.2 million of notes payable due to Galt.

Charleston Holdings, LLC

Kevin Waltzer, a principal shareholder of the Company and member of the Company's Board of Directors, and David Rights, a shareholder of the Company and member of the Company's Board of Directors, are also minority shareholders in Charleston Holding, LLC, the primary supplier of product concentrate to the Company. Charleston Holdings supplies concentrate to the Company at a fixed priced and under the terms of the agreement, the Company has the right to source the product from other suppliers. During year ended December 31, 2004, the Company purchased raw materials from Charleston Holdings totaling $322,000.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Leases

The Company currently leases office and warehouse space at 100 W. Whitehall Avenue in Northlake, Illinois. The Company occupied the space on a month-to-month basis from April 1, 2004 to July 31, 2004. Subsequently, the lease term was amended to a three-year period beginning August 1, 2004 to July 31, 2007.

During year-end December 31, 2004 and 2003, the Company's total operating lease expense amounted to $331,000 and $23,000 respectively. In addition to the base rent, the Company is responsible for additional rent for common area costs, insurance and real estate taxes. For the remainder of the lease term, the Company's minimum annual base lease payments are as follows:


2005              $779,392
2006              $829,212
2007              $490,689

Minimum Royalty Payments

In November of 2004, The Company entered into an eight year, exclusive licensing agreement with licensor to represent the Company's Knock-Out(R) line of cleaning products worldwide. The agreement is an extension to a prior agreement with licensor and includes an initial term of five years, with a three-year option period, which requires the Company to pay a retention bonus of $1.5 million after year five. The agreement provides for an initial payment of $1.0 million, which was paid by the Company at year-end 2004. The Company is also obligated to make periodic royalty payments to Mr. Foreman based on a percentage of net revenue. Royalty expense was $164,000 in 2004. The minimum annual royalty payments required under the contract are as follows:


Years 1-5         $2,000,000
Year  6           $3,000,000
Year  7           $3,500,000
Year  8           $4,000,000

NOTE 5. INVENTORIES

Inventories consisted of the following:


December 31,             2004        2003
---------------------------------------------
Raw materials       $    491,891 $         --
Work in process          109,110           --
Finished goods         1,201,059           --
---------------------------------------------
Total Inventories   $  1,802,060 $         --
=============================================

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

December 31,                       2004        2003
======================================================
Office Equipment                $ 179,679    $  11,780
Office Furniture                   32,569           --
Molds                              48,000           --
Software                           65,804           --
------------------------------------------------------
Total Property and Equipment      326,051       11,780
Less accumulated depreciation     (45,975)          --
------------------------------------------------------
Total, Net                      $ 280,077    $  11,780
======================================================


NOTE 7. INTANGIBLE ASSETS

Intangible Assets consist of the following:

December 31,                        2004          2003
==========================================================
License Fee  (Note 4)           $ 1,000,000    $        --
Pending Patents                   2,102,745          1,500
Trademark                            71,641          4,000
----------------------------------------------------------
Total Intangible Assets           3,174,386          5,500
Less accumulated amortization       (36,757)            --
----------------------------------------------------------
Total, Net                      $ 3,137,629    $     5,500
==========================================================


Over the next five years, the Company expects to incur amortization expense related to intangible assets of approximately $300,000 per year. Should the Company not be successful in obtaining approval for pending patents, costs associated with these patents will be expensed.

NOTE 8. REGULATORY AUTHORITIES

Substantially all aspects of the Company's marketing operations are subject to oversight and regulation by federal, state and local agencies including the Federal Trade Commission (FTC) and Environmental Protection Agency (EPA). FTC regulations are primarily governed under Section 5 of the Federal Trade Commission Act prohibiting deceptive advertising. Various state and local governments have comparable fair practice laws, which are applicable to the Company. In addition, the infomercial industry has set up guidelines for the truth and substantiation of infomercial claims and products through its self-regulation trade association, Electronic Retailing Association (ERA), of which the Company is a member. The Company believes that all of its current infomercials comply with applicable FTC standards and the ERA guidelines.

The EPA is charged by Congress to regulate and enforce the environmental laws passed by Congress. The Company must produce their products in EPA certified manufacturing facilities. All manufacturers contracted by the company are certified by the EPA.

NOTE 9. ACCRUED EXPENSES

Accrued expenses consist of the following amounts for 2004 and 2003:

December 31,                          2004        2003
=========================================================
Consulting                        $  127,500   $   30,000
Accounting, Audit, & Tax             150,000           --
Legal                                127,500           --
Infomercial Production (Note 3)      253,218           --
Other                                 56,826       53,000
---------------------------------------------------------
Total                             $  715,044   $   83,000
=========================================================

NOTE 10. INCOME TAXES

The reconciliation of income tax expense (benefit) to the amount computed by applying the federal statutory rate is as follows:

Period ended December 31,                                       2004            2003
====================================================================================
Income tax (benefit) at federal statutory rate          $ (4,275,000)   $   (592,000)
State taxes                                                 (612,000)        (50,000)
Other nondeductible expenses (primarily
        Start-up costs in 2003)                              108,000         252,000
Change in Valuation Allowance                              4,779,000         390,000
------------------------------------------------------------------------------------
Income tax expense (benefit)                            $         --    $         --

====================================================================================


Period ended December 31                                    2004            2003
====================================================================================
       Deferred
               Federal                                  $ (4,167,000)   $   (340,000)
               State                                        (612,000)        (50,000)
             Change in Valuation Allowance                 4,779,000         390,000
------------------------------------------------------------------------------------
       Income tax benefit
                                                        $         --    $         --
====================================================================================

Significant components of the Company's deferred tax asset are as follows:

December 31                                                   2004           2003
====================================================================================
            Net operating loss                           $  3,761,000    $   380,000
            Stock Compensation                              1,402,000             --
            Other                                               6,000         10,000
            Valuation Allowance                            (5,169,000)      (390,000)
------------------------------------------------------------------------------------

    Total net deferred tax asset                         $         --    $        --
====================================================================================

The Company has incurred net operating losses of approximately $8.8 million, which can be carried forward for up to twenty years under current IRS regulations.

NOTE 11. NOTES PAYABLE

Galt Notes Payable

In September 2004, the Company entered into two notes payable totaling $1.6 million with Galt. These notes bear interest at a rate of 10% per annum and were initially due on December 23, 2004. In December 2004, the agreement was amended to extend the maturity date until the earlier of March 31, 2005 or the date of exercise of certain warrants issued in connection with the Company's reverse merger transaction discussed in Note 1. For the year ended December 31, 2004, the Company incurred interest expense related to these notes of $49,300. At December 31, 2004, the outstanding balance on the notes totaled $1.2 million.


In connection with the notes payable, Galt received warrants to purchase up to 1,427,840 shares of the Company's common stock at a price of $0.0005 per share. The warrants were valued at $357,000 using a Black-Scholes option pricing model (see Note 14). The value of these warrants was recorded as a discount to the note payable and was amortized over the original term of the loan.

Taylor Convertible Note Payable

In November 2004, the Company entered into a convertible note with the Taylor Group in the amount of $500,000. This loan accrued interest at a rate of 20% per annum and was scheduled to mature on August 3, 2005. This note was convertible into 1,535,719 shares of common stock at the option of the holder. In connection with the note payable, the note holder received warrants to purchase up to 801,246 shares of the Company's common stock at a price of $0.01 per share. The warrants were valued at $200,000 using a Black-Scholes option pricing model (see
Note 14). The value of these warrants was recorded as a discount to the note payable and was amortized over the term of the loan.

The Taylor note payable is considered to have a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the note payable exceeded the value allocated to the note payable on the date of issuance. On the date of issuance, the note payable was convertible into 1,535,719. shares of common The difference between the market value of the shares issuable upon conversion and the value allocated to the note payable is considered to be the value of the beneficial conversion feature. The value of the beneficial conversion feature of $200,000 has also been recorded as a discount to the note payable and was amortized over the term of the loan.

In December 2004, the note holder elected to convert the note payable and accrued interest of $20,000 into 1,629,191 shares of common stock and exercised the warrants for 801,246 shares of the Company's common stock. At the time of conversion, the remaining unamortized debt discount was charged to interest expense.

Other Convertible Notes

In November 2004, the Company entered into convertible promissory notes with select individuals as a means to provide bridge financing until completion of the Series C Preferred Stock issuance. These notes totaled $450,000 and accrued interest at a rate of 10% per annum and matured in May 2005. In connection with the note payable, note holders received warrants to purchase up to 450,000 shares of the Company's common stock at a price of $0.01 per share. The warrants were valued at $113,000 using a Black-Scholes option pricing model (see Note
14). The value of these warrants was recorded as a discount to the note payable and was amortized over the term of the loan.

The convertible promissory notes are considered to have a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the note payable exceeded the value allocated to these promissory notes on the date of issuance. On the date of issuance, the promissory notes were convertible into 1,800,000 shares of common stock, which at the then current market price of $0.25 per share was worth $450,000. The difference between the market value of the shares issuable upon conversion and the value allocated to the Term Loan of $337,000 is considered to be the value of the beneficial conversion feature. The value of the beneficial conversion feature of $113,000 has also been recorded as a discount to the note payable and was amortized over the term of the loan.

These notes were convertible at the option of the holder into shares offered in the Series C offering. The holders elected to convert the total balance due under these notes of $400,000 into 1.6 million shares of the Company's Series C preferred stock. The Company repaid $50,000 of the notes related to this offering along with $5,625 in interest expense.

Advances from Investor

In July 2003, the Company entered into a letter of intent with Galt under which Galt committed to contribute $5 million of equity to the Company by February 1, 2004. At December 31, 2003, the Company had received $1.5 million from Galt. As a definitive agreement had not been completed as of December 31, 2003, this amount is reflected as a liability in the Company's balance sheet at December 31, 2003.

NOTE 12. EQUITY TRANSACTIONS

Merger with United Network Marketing Services, Inc.

On December 28, 2004, The Knockout Group, Inc. (The Group) completed a reverse acquisition of United Network Marketing Services, Inc. a publicly held shell company, resulting in a public trading market for Knockout's stock. In connection with this merger, all of The Group's outstanding preferred stock was converted to The Group's common stock. Then, all of The Group's common stock was exchanged for shares of the shell Company's Series A preferred stock at an exchange rate of 1 share of Series A preferred stock for each 40 shares of common stock.

The new issue Series A preferred stock automatically converts to common stock after the Company amends its certificate of incorporation to authorize the issuance of a sufficient number of shares of common stock so that each share of this preferred stock may be converted into 160 shares of common stock.

The purchasers of the post merger Series A Preferred shares have a liquidation preference of $46.89 per share, which on an exchange basis equates to $0.293.

The investment banking firm which assisted the Company with this reverse merger transaction received 816,576 shares of common stock in exchange for services provided related to the merger transaction . As the fair market value of the services was not readily determinable, the value recorded for these services was based on the fair market value of the common stock issued which totaled $1,151,000. This amount is included in selling, general and administrative expenses for the year ended December 31, 2004.

Stock Split

On December 6, 2004, the Group declared a 4.6 to 1 stock split. In addition, in connection with the reverse merger discussed in Note 1, the Group's common shareholders converted their common shares into Series A preferred stock of United Network Marketing Services on an exchange basis of 40 shares of common stock of the Group for 1 share of Series A preferred of United Network Marketing. Once the authorized common shares of the post-merger Company are increased, this Series A Preferred Stock will convert at a rate of 160 shares of common stock for each share of the Series A Preferred Stock. As a result of this, shareholders of the Company will effectively end up with 4 shares of common stock of the post-merger Company for each share of common stock held in the pre-merger Company. All share amounts included in these financial statements have been retroactively restated to reflect the impact of these stock splits.

Initial Common Stock Issuance

In April 2003, in connection with the start-up of the Group, 61,640,000 common shares (after adjusting for stock splits) were sold for proceeds of $2,000 (founders' stock).

Original Series A Convertible Preferred Stock

In February 2004, the Group completed a definitive securities purchase agreement with Galt whereby the Group issued 23,644,000 shares of Series A preferred stock in exchange for $4.9 million in gross proceeds.

On March 2004, the Company issued the original Series A holders warrants to purchase 5,750,000 shares of common stock at $0.28 per share which was subsequently repriced to $0.0005 on December 6, 2004. In connection with this grant of warrants and the subsequent reduction in exercise price, the Company has recorded a non-cash deemed dividend of $1.4 million. The Company recorded the deemed dividend on the date of issuance by offsetting charges and credits to additional paid in capital. The deemed dividend increases the loss applicable to common shareholders in the calculation of basic and diluted net loss per common share for the year ended December 31, 2004.

The Series A was convertible at any time into shares of common stock at a conversion rate of one share of common for each share of Series A convertible preferred. On December 20, 2004, the Series A preferred stock was converted to 23,644,000 shares of common stock and the warrants to purchase 5,750,000 shares of common stock were exercised.

Original Series B Convertible Preferred Stock

In February 2004, the Group completed a definitive securities purchase agreement with an investor whereby the Group issued 3,956,000 shares of Series B convertible preferred stock in exchange for $1.1 million in gross proceeds..

In March 2004 , the Company issued the original Series B holders warrants to purchase 690,000 shares of common stock at $0.28 per share which was subsequently repriced to $0.0005 on December 6, 2004. In connection with this grant of warrants and the subsequent reduction in exercise price, the Company has recorded a non-cash deemed dividend of $0.2 million. The Company recorded the deemed dividend on the date of issuance by offsetting charges and credits to additional paid in capital. The deemed dividend increases the loss applicable to common shareholders in the calculation of basic and diluted net loss per common share for the year ended December 31, 2004.

The Series B was convertible at any time into shares of common stock at a conversion rate of one share of common for each share of Series A preferred. On December 21, 2004, the Series B preferred stock was converted to 3,956,000 shares of common stock and the warrants to purchase 690,000 shares of common stock were exercised.

In connection with the issuance of the original Series A and B preferred stock, the Group incurred direct issuance costs of $194,010, which were recorded as a reduction of the gross proceeds received.

Warrants Issued to Consultants in Exchange For Services

During 2004, the Group issued warrants to purchase 475,000 shares of its common stock to consultants as compensation for services received. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of the warrants at the time of issuance, which ranged from $0.16 to $1.37 per warrant. The weighed average fair value of these warrants was $1.31. These warrants had a term of ten years and exercise prices ranging from $0.293 to $1.00. The Company recognized total expense of $621,000 relating to the issuance of these warrants. The fair market value of these warrants was calculated using a Black-Scholes pricing model (see Note 14).

Common Shares Issued in Exchange For Patents

During fiscal 2004, the Group issued 6,524,787 shares of the its common stock to the Vice Chairman of the Company as partial payment for the right to utilize certain patents. As the fair market value of the patent was not readily determinable, the value recorded for the patents was based on the fair market value of the common stock issued, which was $0.25 per share using a Black-Scholes pricing model using the same assumptions as outlined in Note 14.

Warrants and Options Exercised

During 2004, the Group received proceeds of approximately $10,016 as a result of the exercise of options and warrants to purchase 19,231,366 shares of the Group's common stock.

At December 31, 2004, there were 925,000 outstanding warrants to purchase common stock with exercise prices ranging from $0.01 to $0.29 and a weighted average exercise price of $0.17. See Note 14 for discussion of the outstanding options at December 31, 2004.

Series C Convertible Preferred Stock

In December 2004, the Group entered into a securities purchase agreement with a group of investors whereby the Group issued in exchange for $2.55 million in gross proceeds 10,200,000 shares of Series C Preferred Stock.

The Series C was convertible at a rate of one share of common for each share of preferred. As required under the securities agreement, the Series C preferred converted to common stock in connection with the Group's merger with United Network Marketing Services as discussed in Note 1.

As part of this offering, the Company agreed to prepare and file with the Securities and Exchange Commission (SEC) a registration statement covering the resale of the common stock issuable upon conversion of Series C Preferred Stock and upon exercise of the warrants on or before March 28, 2005. If such registration statement is not filed on or before March 28, 2005 or if the registration statement is not declared effective by the SEC on or before June 28, 2005 (or July 28, 2005 if the statement is reviewed by the SEC), then the Company must pay liquidated damages equal to 1% of the aggregate purchase price for the first 30 days and an additional 1% for each 30 day period subsequent thereto until the earlier of (a) such date the registration statement is declared effective or (b) the securities may be sold pursuant to Rule 144 (k).

The Company has recorded offering costs of $291,500 as a reduction of the proceeds from the sale of the Series C Preferred Stock.

Common Shares Issued to Employees in exchange for Services

During fiscal 2004, the Group issued 625,600 shares of common stock in exchange for services. As the fair market value of the services was not readily determinable, the value recorded for the services was based on the fair market value of the common stock issued which totaled $156,000.

NOTE 13. VOTING SECURITIES

The Company's authorized capital consists of 20,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock, of which 865,000 shares have been designated as Series A Preferred Stock and 135,000 shares have been designated as Series B Preferred Stock. Each share of Series A Preferred Stock and each share of Series B Preferred Stock is convertible into 160 shares of Common Stock of the Company. At the close of business on December 31, 2004, the Company had 8,175,747 shares of Common Stock issued and outstanding, 796,568 shares of Series A Preferred Stock issued and outstanding and no shares of Series B Preferred Stock issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock will automatically convert into Common Stock immediately after the Company amends its Certificate of Incorporation to authorize the issuance of a sufficient number of shares of Common Stock so that all shares of the Company's outstanding Preferred Stock may be converted into Common Stock. The

Company's Common Stock and Preferred Stock vote as a single class, as if the Preferred Stock had been converted into Common Stock. The Company's Common Stock and Preferred Stock are the only classes of its securities outstanding having the right to vote for the election of directors of the Company. Each share of Common Stock entitles its record holder to one vote, and each share of Preferred Stock entitles its record holder to approximately 160 votes.

NOTE 14. STOCK OPTIONS

The following table summarizes the options granted, exercised and outstanding as of December 31, 2004:

                                                                                   Weighted
                                                                                    Average
                                                                 Exercise Price    Exercise
                                                     Shares         Per Share        Price
----------------------------------------------------------------------------------------------
Outstanding at April 1, 2003                                 --              --             --
Granted                                                      --              --             --
Exercised                                                    --              --             --
Forfeited                                                    --              --             --

----------------------------------------------------------------------------------------------
Outstanding at December 31, 2003                             --              --             --
Granted                                              14,823,564   0.0005 - 0.20           0.06
Exercised                                           (10,562,280)         0.0005           0.00
Forfeited                                                    --              --             --
----------------------------------------------------------------------------------------------
Outstanding at December 31, 2004                      4,261,284              --           0.20
==============================================================================================
Options exercisable at December 31, 2004                     --              --             --
==============================================================================================

In 2005, the Company adopted a 2005 Amended Flexible Stock Incentive Plan which provides that 30 million shares of the Company's common stock may be delivered under the Plan to certain employees of the Company and to non-employee directors, consultants and advisors.

During 2004, the Company recognized compensation expense of $2.7 million in connection with the fair value of options issued to employees and consultants. The weighted-average (using grant date fair value) of stock options granted to employees during the year, and the weighted-average used to determine those fair values using a modified Black-Scholes option pricing model for stock options under Statement of Financial Accounting Standards No. 123 are as follows:



Weighted average fair value per option         $0.57

Significant assumptions (weighted average)
     Risk-free interest rate at grant date      3.43%
     Expected stock price volatility             100%
     Expected dividend payout                    None
     Expected option life (years)             10 YRS



The weighed average remaining contractual life on outstanding options at December 31, 2004 is approximately 10 years. All outstanding options at December 31, 2004 have an exercise price of $0.20 and vest over a three-year period.

NOTE 15. SUBSEQUENT EVENTS

Series B Financing

On January 14, 2005, the Company completed an offering of Series B preferred stock to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, promulgated there under. As part of this offering, the Company issued 116,754 shares of Series B Preferred Stock, $0.001 par value per share and warrants to purchase up to 1,868,071 shares of the Company's common stock, netting proceeds of $5.1 million. The offering was related to the Company's Merger agreement.

The stated per share value of the Series B Preferred Stock is $46.8933. Dividends are payable quarterly on January 1, April 1, July 1, and October 1. In the event that the Series B Preferred Stock has not been redeemed by Knockout, cancelled or converted into Common Stock prior to 180 days from the date the series B is sold by Knockout, the dividend rate will increase to 20% of the stated value per annum. Any accrued and unpaid dividends will entail a late fee equal to 18% per annum.

As part of this offering, the Company agreed to prepare and file with the Securities and Exchange Commission (SEC) a registration statement covering the resale of the Common Stock issuable upon conversion of Series B Preferred Stock and upon exercise of the warrants on or before April 10, 2005. If such registration statement is not filed on or before April 10, 2005 or if the registration statement is not declared effective by the SEC on or before July 9, 2005 (or August 8, 2005 if the statement is reviewed by the SEC), then the Company must pay liquidated damages equal to 1% of the aggregate purchase price for the first 30 days and an additional 1% for each 30 day period subsequent thereto until the earlier of (a) such date the registration statement is declared effective and (b) the securities may be sold pursuant to Rule 144 (k).

Upon liquidation, dissolution or winding up of the business, the Series B ranks senior to all other series or classes of Knockout preferred or common stock. Immediately after the Company amends its Certificate of Incorporation to authorize the issuance of a sufficient number of shares of Common Stock so that the Series B may be converted into Common Stock, each share of Series B will automatically convert into common stock at a conversion rate of 160 to 1.

Galt Note

In the first quarter of 2005, the Company paid $450,000 on the outstanding note due to Galt (Note 11), reducing the balance to $750,000. In connection with these payments, the maturity date of the remaining balance was extended from March 31, 2005 to July 31, 2005.