Form 10QSB
period 2005-03-31
Knockout Holdings, Inc.
filed 2005-05-19
CIK 1128008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                             KNOCKOUT HOLDINGS, INC.
                             -----------------------
                 (Name of small business issuer in its charter)


              DELAWARE                                 13-4024018
   -------------------------------        ------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

                  100 W. WHITEHALL AVENUE, NORTHLAKE, IL 60164
                  --------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone Number: (708) 273-6900

                                 WITH COPIES TO:

                             Gregory Sichenzia, Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                                 (212) 930-9700

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 9, 2005, the issuer had 9,176,073 outstanding shares of Common Stock.

         Transitional Small Business Disclosure Format (check one):
                                 Yes [_]   No [X]

                                TABLE OF CONTENTS

                                                                            Page
                         PART I - FINANCIAL INFORMATION                     ----

Item 1.    Financial Statements............................................... 2
Item 2.    Management's Discussion and Analysis or Plan of Operation.......... 8
Item 3.    Controls and Procedures............................................13

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................14
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........14
Item 3.    Defaults Upon Senior Securities....................................14
Item 4.    Submission of Matters to a Vote of Security Holders................14
Item 5.    Other Information..................................................15
Item 6.    Exhibits and Reports on Form 8-K...................................15

SIGNATURES....................................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                      KNOCKOUT HOLDING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                 March 31,   December 31,
                                                                                   2005          2004
                                                                                 ----------   ----------
Assets

CURRENT ASSETS
     Cash                                                                        $  936,220   $   19,837
     Accounts Receivable                                                            250,659      133,030
     Inventories                                                                  1,939,762    1,802,060
     Prepaid Expenses & other current assets                                         29,157       63,684
                                                                                 ----------   ----------
TOTAL CURRENT ASSETS                                                              3,155,798    2,018,611
                                                                                 ----------   ----------

FIXED ASSETS, NET                                                                   265,678      280,077

PATENTS & TRADEMARKS, net of amortization of
     $ 118,488 and $36,757 at March 31, 2005 and
     December 31 2004, respectively                                               3,117,956    3,137,629

DEPOSITS & OTHER NON-CURRENT ASSETS                                                 260,895      200,848
                                                                                 ----------   ----------
TOTAL ASSETS                                                                     $6,800,327   $5,637,165
                                                                                 ==========   ==========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                                            $  755,410   $1,938,240
     Accrued Expenses                                                             1,545,037      715,044
     Due to Related Party                                                           225,608      298,938
     Notes Payable                                                                  750,000    1,200,000
                                                                                 ----------   ----------
TOTAL CURRENT LIABILITIES                                                         3,276,055    4,152,222
                                                                                 ----------   ----------

STOCKHOLDERS' EQUITY

    Common Stock - Voting,$0.001, 20,000,000 shares
    authorized 9,176,073 and 8,992,323 issued and
    outstanding respectively                                                          9,176        8,992
    Preferred stock, $0.001 par value, 1,000,000
     shares authorized
    Series A - 865,000 shares authorized, 796,568 to
     be issued (liquidation preference of $37,351,000)                                  797          797
    Series B - 1,000,000 shares authorized, 116,754 to
     be issued (liquidation preference of $5,474,980)                                   116
    Additional paid-in capital                                                   21,473,611   15,789,717
    Accumulated deficit                                                         (17,959,428) (14,314,563)
                                                                                 ----------   ----------
Total Stockholders' Equity                                                        3,524,272    1,484,943
                                                                                 ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $6,800,327   $5,637,165
                                                                                 ==========   ==========

     See accompanying notes to the consolidated financial statements

                      KNOCKOUT HOLDING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



Three months ended March 31                              2005           2004
                                                     -----------    -----------

Revenue                                              $   272,800    $        --

Cost of Sales                                            168,394             --
                                                     -----------    -----------

Gross Margin                                             104,406             --

Selling, General and Administrative Expenses
      (inclusive of $ 38,580 and $347,594
      of charges incurred from related party,
      in 2005 and 2004 respectively)                   3,729,597      1,252,887
                                                     -----------    -----------

Operating Loss                                        (3,625,191)    (1,252,887)

Interest expense, net                                     19,674             --
                                                     -----------    -----------

Net Loss                                              (3,644,865)    (1,252,887)
                                                     -----------    -----------
Preferred Stock Dividend                                (175,375)            --

Net Loss Available to Common Shareholders             (3,820,240)    (1,252,887)
                                                     ===========    ===========


Basic and diluted loss per common shares             $     (0.42)          None
                                                     ===========    ===========

Weighted average common shares outstanding             8,994,267           None
                                                     ===========    ===========



      See accompanying notes to the consolidated financial statements

                             KNOCKOUT HOLDINGS, INC
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                         Series A       Series A       Series B
                                                          Common           Common       Preferred      Preferred      Preferred
                                                          Shares            Stock         Shares         Stock          Shares
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2005                                  8,992,323       $ 8,992        796,568          $ 797             --

Issuance of Series B Preferred Stock (net of issuance
  costs of  $354,118)                                                                                                    116,754

Shares  and  Warrants Issued for services                       8,750             9

Exercise of Warrants                                          175,000           175

Compensation Expense For Stock Options

Dividend to Preferred Shareholders

Net loss for the three months ended March 31, 2005
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2005                                   9,176,073       $ 9,176        796,568          $ 797        116,754
==================================================================================================================================

                                                          Series B      Additional                         Total
                                                          Preferred       Paid in     Accumulated      Stockholders'
                                                            Stock         Capital       Deficit           Equity
----------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2005                                $       --  $ 15,789,717   $(14,314,563)        $ 1,484,943

Issuance of Series B Preferred Stock (net of issuance
  costs of  $354,118)                                     $      116     5,130,766                          5,130,882

Shares  and  Warrants Issued for services                                  246,928                            246,937

Exercise of Warrants                                                         1,575                              1,750

Compensation Expense For Stock Options                                     480,000                            480,000

Dividend to Preferred Shareholders                                        (175,375)                          (175,375)

Net loss for the three months ended March 31, 2005                                     (3,644,865)         (3,644,865)
----------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2005                                 $      116  $ 21,473,611   $(17,959,428)        $ 3,524,272
======================================================================================================================

         See accompanying notes to the consolidated financial statements

                      KNOCKOUT HOLDING, INC. AND SUBSIDIARY
                             Statement of Cash Flows
                                   (Unaudited)

Three months ended March 31                                                      2005           2004
                                                                             -----------    -----------
Cash Flow From Operating Activities

         Net Loss                                                            $(3,644,865)   $(1,252,887)
         Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation & amortization                                             101,581             --
         Amortization of deferred financing costs                                  5,078             --
         Issuance of shares and warrants in exchange for services received       726,937             --
         Changes in assets and liabilities
                 Accounts receivable                                            (117,629)            --
                 Inventories                                                    (137,702)            --
                 Prepaid insurance                                                34,527             --
                 Other assets                                                    (65,125)      (146,949)
                 Accounts payable                                             (1,182,830)       216,491
                 Accrued expenses                                                654,618         33,250
                                                                             -----------    -----------
         Net cash used in operating activities                                (3,625,410)    (1,150,095)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

         Purchase of fixed assets                                                 (5,470)       (53,942)
         Expenditures for patents and trademarks                                 (62,039)       (40,566)
                                                                             -----------    -----------
         Net cash used in investing activities                                   (67,509)       (94,508)
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds from issuance on preferred stock                             5,485,000      1,235,000
         Costs related to issuance of preferred stock                           (354,118)            --
         Proceeds from exercise of warrants                                        1,750             --
         Repayments of notes payable                                            (450,000)            --
         Repayment of amount due to related party                                (73,330)       (50,000)
                                                                             -----------    -----------
         Net cash provided by financing activities                             4,609,302      1,185,000
                                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                  916,383        (59,603)

Cash, at beginning of period                                                      19,837        262,654
                                                                             -----------    -----------
CASH, AT END OF PERIOD                                                       $   936,220    $   203,051
                                                                             ===========    ===========

Supplemental Disclosures of Cash Flow Information

                 Cash paid during the period for interest                    $    23,233    $        --


         See accompanying notes to the consolidated financial statements

                             KNOCKOUT HOLDINGS, INC.
         AND SUBSIDIARIES NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

 1. BASIS OF A PRESENTATION

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which, in the opinion of management, are necessary for a fair statement of results for the interim periods.

         The accompanying consolidated financial statements of Knockout Holdings, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced operating losses and negative cash flow from operations since inception and currently has an accumulated deficit and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is ultimately dependent on its ability to obtain additional funding and increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows. There is no assurance that the Company will continue to be successful in obtaining additional funding in the future or improving its operating results. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements

         The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 contained in the Company's Annual Report on Form 10-K filed April 15, 2005. The results of operations for the 13 weeks ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.

2. SERIES B CONVERTIBLE PREFERRED STOCK FINANCING

         On January 14, 2005, the Company completed an offering of Series B Preferred stock to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, promulgated there under. As part of this offering, the Company issued 116,754 shares of Series B Preferred Stock, $.001 par value per share and warrants to purchase up to 1,868,071 shares of the Company's common stock at an exercise price of $2.25 per share, netting proceeds of $5.1 million.

         The stated per share value of the Series B Preferred Stock is $46.8933. Dividends at a rate of 10% are payable quarterly on January 1, April 1, July 1 and October 1. At quarter end, dividends related to Series B Preferred of $109,500 were payable on April 1, 2005. In the event that the Series B Preferred Stock has not been redeemed by Company, cancelled or converted into Common Stock prior to 180 days from the date the series B is sold by Company, the dividend rate will increase to 20% of the stated value per annum. Any accrued and unpaid dividends will entail a late fee equal to 18 % per annum.

         As part of this offering, the Company agreed to prepare and file with the Securities and Exchange Commission (SEC) a registration statement covering the resale of the Common Stock issuable upon the conversion of Series B preferred Stock and upon exercise of the warrants on or before April 10, 2005 or if the registration statement is not declared effective by the SEC on or before July 9, 2005 (or August 8, 2005 if the statement is reviewed by the SEC), then the Company must pay liquidated damages equal to 1% of the aggregate purchase price for the first 30 days and an additional 1% for each 30 day period subsequent thereto until the earlier of (a) such date the registration statement is declared effective and (b) the securities may be sold pursuant to Rule 144(k).

         Upon liquidation, dissolution or winding up of the business, the Series B ranks senior to all other series or classes of Knockout preferred or common stock. Immediately after the Company amends its Certificate of Incorporation to increase the number of authorized shares of common stock, each share of Series B will automatically convert into common stock at a conversion rate of 160 of common stock for each share of Series B Preferred stock.

         The Company has recorded offering costs of $354,118 as a reduction of the proceeds from the sale of the Series B Preferred Stock. In addition, in connection with this transaction, the Company issued 5,547,000 warrants to purchase common shares at various exercise prices ranging from $0.01 to $0.2933 per share to its investment advisor.

         In December 2004, Knockout Group completed an offering of Series C Preferred Stock which was converted into common stock of the Knockout Group in December 2004 (and then Series A Preferred Stock of Knockout Holdings, Inc.) in connection with the reverse merger with United Network Marketing Services, Inc. Under the terms of this offering, the terms of the Series C offering were adjustable in the event that the Series B investors received more favorable terms with respect to dividends and warrants than those offered to Series C investors. As the original terms of the Series C investment did not provide for warrants, Series C investors were issued a total of 1,020,000 warrants in January 2005 in connection with the Series B financing. In addition, Series C investors are entitled to receive cash dividends on their initial investment at a rate of 10% per annum, consistent with Series B investors, until the mandatory conversion to common stock occurs. As of March 31, 2005 accrued dividends to Series C investors amounted to $68,875.

3. NOTES PAYABLE

         In September 2004, the Company entered into two notes payable totaling $1.6 million with Galt Ventures Corporation. At March 31, 2005 and December 31, 2004, the outstanding balance on these notes totaled $750,000 and $1,200,000, respectively. During the first quarter of 2005, the Company paid $450,000 on the outstanding notes and in connection with these payments, the maturity date of the remaining balance was extended from March 31, 2005 to July 31, 2005.

4. NET LOSS PER SHARE

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

                                                          March 31,    March 31,
                                                            2005         2004
================================================================================
Shares issuable upon exercise of outstanding options     4,261,284
Shares issuable upon exercise of outstanding warrants    9,889,838     6,440,000
Shares issuable upon conversion of preferred stock     146,282,956    61,640,000
--------------------------------------------------------------------------------

Total                                                  160,434,078    68,080,000
================================================================================

5. STOCK -BASED COMPENSATION

         The Company accounts for stock -based compensations plans under FAS No. 123 Accounting for Stock-Based Compensation (FAS 123) as amended by FAS 148 Accounting for Stock-Based Compensation- Transition & Disclosure (FAS 148). As a result, compensation expense is determined based on the fair value of the options or warrants granted. The Company determines fair value by applying the Black Scholes option pricing model.

6. INVENTORY

         Inventories are stated at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market. At March 31, 2005 and December 31, 2004, inventories consisted of the following:

                                        Mar. 31,   Dec. 31,
                                         2005         2004
               -----------------------------------------------
               Raw materials       $    382,836   $  491,891
               Work in process           35,945      109,110
               Finished goods         1,520,981    1,201,059
               -----------------------------------------------
               Total Inventories   $  1,939,762   $1,802,060
               ===============================================


7. EQUITY TRANSACTIONS

         During the first quarter of 2005, the Company issued warrants to purchase 150,000 shares of its common stock to consultants as compensation for services received. The value of these services were based on the fair market value of the warrants at the time of issuance, which ranged from $1.45 to $1.75 per warrant. The fair market value of the warrants was calculated using a Black-Scholes pricing model. The weighted average price of these warrants was $1.55. The Company recognized total non cash expense of $232,500 related to the issuance of these warrants.

         The Company also issued 8,750 shares of common stock to a consultant in exchange for services provided, resulting in expense of $14,437 based on the fair market value of the common stock issued using the quoted market price

8. SUBSEQUENT EVENT

         On May 3, 2005, we completed a private placement of a $3,000,000 11% Senior Secured Note and warrants to purchase 700,000 shares of our common stock to one accredited investor. The first 15 months of interest are being held in an escrow account to be disbursed as quarterly interest payments become due. After expiration of the first 15 months, we have the option to pay interest in shares of common stock. In addition, beginning 15 months after issuance of the Note, on the first business day of each month we must redeem 1/21st of the original principal amount of the Note plus accrued and unpaid interest and any other amounts then owing to the holder under the Note. The monthly redemption amount may be paid in cash or by the issuance of common stock at a price equal to 85% of the volume-weighted average closing price if, among other things, the company is not in default of any provision of the agreement, the company's stock is traded on a an accredited exchange including the over the counter market, and the number of shares does not exceed 25% of the trading volume for any of the previous 10 trading days. The warrants are exercisable for a period of five years with an exercise price of $0.01 per share.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS

         The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

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

         For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described in "Management's Discussion and Analysis and Plan of Operation sections in our Annual Report on Form 10-K filed April 15, 2005.

BACKGROUND

         Knockout  Holdings,  Inc.  is a  marketing  company  committed  to  the development of celebrity products that are safe for human use and environmentally friendly. We are currently engaged in the business of selling cleaning products that are based on a proprietary "encapsulation" technology. We operate under an exclusive license agreement with George Foreman, the two-time world heavyweight boxing champion and sell our products primarily through retail stores throughout the United States. Our product offerings currently consist of household and automotive cleaning products for retail and industrial use. During 2005, we intend to launch additional products including a "grill" cleaner and "grill wipes" during the year.

         Our wholly owned subsidiary The Knockout Group, Inc (Knockout; The Knockout Group)., a Delaware corporation, was formed in April 2003 and commenced operations. All of our business operations are through The Knockout Group. The Knockout Group has a limited operating history and operated as a development stage company until August 2004. In August 2004, we received initial orders from several retailers and by year-end 2004 our products were being sold in major retail stores across the country. We are currently developing media and promotional plans to support the sales and marketing of our products.

         From inception through March 31, 2005, Knockout Holdings, Inc. and The Knockout Group Inc. have raised approximately $14.1 million through the issuance of convertible preferred stock and another $2.5 million through the issuance of debt with detachable warrants, including debt convertible into our common stock. We have incurred cumulative losses of $18.0 million through March 31, 2005 and as of that Balance Sheet date had cash of $936,000 and negative working capital of $120,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The following are some of the more critical judgment areas in the application of accounting policies that currently affect our financial condition and results of operations.

Use of Estimates

         Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and related contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to stock compensation, future cash flows associated with impairment testing for long-lived assets, and accrued liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock-Based Compensation

         Historically, we have used stock options, warrants and stock grants to attract key employees and to pay for services provided by consultants, advisors and other professional services providers. We will likely continue to use stock based compensation in this manner in future periods. We account for such stock grants (including grants to employees) in accordance with SFAS 123 - Accounting for Stock Compensation. As required under SFAS 123, stock based compensation expense is determined based on the fair value of the options or warrants granted. We determine fair value by applying the Black-Scholes option-pricing model. Significant assumptions used in calculating fair value by applying a Black-Scholes option pricing model include (1) expected stock price volatility,
(2) risk free interest rate, (3) expected dividend rate and (4) the expected option or warrant life. During 2005, we granted warrants, options, and common stock to employees, directors, investors and consultants for services. The impact of these transactions resulted in non-cash selling, general and administrative expense for the three months ended March 31, 2005 of $727,000.

Trademarks & Patents

         In consideration for the assignment of the "Encapsulation" trademark and three pending patents, we agreed to pay Dr. Isaac Horton, III, our Secretary and Vice Chairman, a total of $400,000 in cash and 6,524,787 shares of common stock of The Knockout Group, Inc, which shares have been exchanged for 40,778 shares of our Series A Preferred Stock. The fair value of these shares was determined to be $1.6 million based on the fair value of the common stock issued which was determined to be $0.25 per share. This amount has been recorded as an increase in intangible assets on our consolidated balance sheet. The trademark and patents will be amortized using the straight-line method over estimated useful lives of 20 and 17 years, respectively. In determining useful life of these assets, management considered such factors as the expected period over which these trademarks and patents will generate cash flows as well as the statutory legal life of such assets. In accordance with FAS 144 - Accounting for the Impairment or Disposal of Long Lived Assets, we use a non-discounted cash flow analysis method of assessing impairment. Should our actual cash flows generated from these assets not meet our projected cash flows, we could incur impairment charges on these assets in the future. In addition, should we not be successful in obtaining approval for pending patents, costs associated with these patents would be required to be expensed.

RESULTS OF OPERATIONS

         From our inception at April 9, 2003 to August 2004, we operated as a development stage company. For the three months ended March 31, 2005 and March 31, 2004, we incurred net losses of $3.6 million and $1.3 million, respectively. The losses primarily reflect organizational costs related to the startup nature of the business, product development, production of our household and automotive infomercials, personnel costs, facilities expense, and legal, consulting, and other professional fees.

         Net sales for the quarter ended March 31, 2005 were $272,800 with related Cost of Sales of $168,394 resulting in a Gross Profit of $104,406. The Gross profit margin was 38.2% for the period. The sales during the quarter continue to represent primarily sales for initial distribution of product into retail outlets. The company expects gross profit margin to increase over the year as distribution to new retailers is completed. The Company had no sales or gross profit for the three months ended March 31, 2004 as it was still in the development stage.

         Selling, General and Administration (SG&A) expenses totaled $3.7 million for the three months ended March 31, 2005 compared to $1.3 million for the three months ended March 31, 2004. The increase in SG&A was driven primarily by increases in marketing and selling costs, royalty expense, professional fees, and employee related costs. During the quarter ended March 31, 2005, marketing expenses consisted primarily of costs related to spending on consumer research, infomercial production costs, and ad cost and promotional programs launched in March 2005. Year over year, the company's number of employees increased from 7 to 24.

         The Company incurred a loss for the three months ended March 31, 2005 of $3.6 million compared to a loss of $1.3 million for the three months ended March 31, 2004. As indicated above, the increase in the operating loss primarily reflects an increase in marketing, selling and royalty expenses related to the rollout of the company's product line and an increase in staffing over the period.

         Net interest expense for the quarter ended March 31, 2005 was $19,647 related to the Galt note payable. The company had no debt outstanding in the year earlier period and incurred no interest expense for the quarter ended March 31, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

         From our inception in April 2003 through August 2004, we operated as a development stage company. We have suffered recurring losses from operations and had an accumulated deficit and working capital deficiency at March 31, 2005. Primarily as a result of our continuing losses and lack of liquidity, our independent registered accounting firm modified their opinion to express substantial doubt about our ability to continue as a going concern.

          Our ability to continue as a going concern is ultimately dependent on our ability to obtain additional funding and increase sales to a level that will allow us to operate profitably and sustain positive operating cash flows. In January 2005, we received net proceeds of $5.1 million from an offering of Series B Preferred Stock. We plan to use the proceeds from this offering to begin launching our media and promotional campaigns and believe there will be adequate demand for our products. We are currently exploring various financing alternatives to provide working capital financing to fund expected inventory and receivables growth and to fund marketing rollout. However, there is no assurance that we will continue to be successful in obtaining additional funding in the future or improving our operating results.

         For the three months ended March 31, 2005, we used approximately $3.6 million of cash for operations versus $1.2 million for three months ended March 31, 2004. The increase in cash used for operations is primarily related to an increase in our net loss due to higher marketing and selling expenses, professional fees, and compensation expense due to a higher number of employees (up from 7 to 24). We also used cash obtained from financing activities to reduce trade payables by approximately $1.2 million during the quarter.

         Net cash used for investing activities for the three months ended March 31, 2005 amounted to $67,509 versus $94,508 for three months ended March 31, 2004. The higher level of investing activities in 2004 was primarily related to startup activities. In addition to the three patents which are pending, the Company is preparing to file additional patents in the near future.

         For the three months ended March 31, 2005, the Company had cash flow from financing activities of $4.6 million versus $1.2 million for the three months ended March 31, 2004. The increase in cash from financing activities is primarily related to the issuance of the Series B Preferred Stock financing as discussed below.

         In January 2005, we completed a private placement of 116,754 shares of Series B Preferred Stock, which at the presently effective conversion rate are convertible into 18,680,071 shares of common stock, and warrants to purchase 1,868,071 shares of common stock. We completed the January 2005 private placement in two closings as follows. On January 10, 2005, we sold an aggregate of 69,624 shares of Series B Preferred Stock and warrants to purchase 1,113,988 shares of common stock to 17 accredited investors for aggregate gross proceeds of $3,265,000. On January 17, 2005, we sold an aggregate of 47,130 shares of Series B Preferred Stock and warrants to purchase 754,083 shares of common stock to 22 accredited investors for aggregate gross proceeds of $2,210,000. We sold shares of Series B Preferred Stock for a per share purchase price of $46.8933. For each share of Series B Preferred Stock purchased investors received warrants to purchase 16 shares of common stock. The warrants are exercisable for five years from the date of issuance at a price of $2.25 per share.

SUBSEQUENT EVENT

         On May 3, 2005, we completed a private placement of a $3,000,000 11% Senior Secured Note and warrants to purchase 700,000 shares of our common stock to one accredited investor. The first 15 months of interest are being held in an escrow account to be disbursed as quarterly interest payments become due. After expiration of the first 15 months, we have the option to pay interest in shares of common stock. In addition, beginning 15 months after issuance of the Note, on the first business day of each month we must redeem 1/21st of the original principal amount of the Note plus accrued and unpaid interest and any other amounts then owing to the holder under the Note. The monthly redemption amount may be paid in cash or by the issuance of common stock at a price equal to 85% of the volume-weighted average closing price if, among other things, the company is not in default of any provision of the agreement, the company's stock is traded on a an accredited exchange including the over the counter market, and the number of shares does not exceed 25% of the trading volume for any of the previous 10 trading days. The warrants are exercisable for a period of five years with an exercise price of $0.01 per share.

SOURCES OF CASH

         As discussed above, during the quarter ended March 31, 2005 we completed an offering of Series B Preferred Stock to accredited investors netting proceeds of $5.1 million. In May 2005, we completed a private placement of a $3,000,000 principal amount 11% Senior Secured Note to one accredited investor which provided net proceeds of approximately $2.4 million, excluding approximately $417,083 that is in an escrow account to pay the first 15 months of interest. Management expects this amount will enable us to fund operations through August 31, 2005. In order to meet projections, we expect to need additional financing of $10.0 million over the next 12 to 18 months. We intend to seek outside debt and equity financing to supplement anticipated cash from operations. We do not currently have any commitments for such financing and there is no assurance that we will be successful in obtaining such funds.

         In September 2004, the Company entered into two notes payable totaling $1.6 million with Galt. These notes bear interest at a rate of 10% per annum and were initially due on December 23, 2004. In December 2004, the agreement was amended to extend the maturity date until March 31, 2005. At December 31, 2004, the outstanding balance on the notes totaled $1.2 million.

         In the first quarter of 2005, the Company paid $450,000 on the outstanding note due to Galt, reducing the balance to $750,000. In connection with these payments, the maturity date of the remaining balance was extended from March 31, 2005 to July 31, 2005. As of May 13, 2005, the balance on the note has been reduced to $250,000.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the next fiscal year that begins after December 15, 2005. We do not expect SFAS 123(R) to have a material impact on its consolidated financial statements as we currently account for employee options on a fair value basis.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB No.
43. SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While we are still evaluating the impact of this statement, we do not currently believe it will have a material impact on our consolidated financial statements.

ITEM 3.           CONTROLS AND PROCEDURES.

         As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

         In connection with our 2004 year-end audit, our independent registered public accounting firm identified three material weaknesses relating to our internal controls and procedures. These material weaknesses relate to the timely preparation of account reconciliations, as well as controls over inventory costing, and stock compensation. While we are in the process of implementing a more effective system of internal controls and procedures, we have instituted certain controls, procedures, and other changes to ensure that information required to be disclosed in this Quarterly Report on Form 10-QSB has been recorded, processed, summarized, and reported accurately.

         The interim steps we have taken as a result of the aforementioned control deficiencies to ensure that all material information about the company is disclosed in this Quarterly Report on Form 10-QSB included a review of all inventory transactions during the quarter, timely reconciliation of balance sheet accounts, and a review of all equity transactions by the Company's Chief Financial Officer.

         Based in part on the steps listed above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported accurately with in the time period specified in Securities and Exchange Commission rules and forms.

         In addition, in order to further address the deficiencies described above and to improve our internal disclosure and control procedures for future periods, we will:

      1. Review, select and implement available improvements in information systems for inventory accounting;

      2. Perform a review of internal controls and procedures in connection with Section 404 of Sarbanes Oxley legislative requirements;

      3. Continue to enhance staffing to provide sufficient resources to accomplish the foregoing objectives.

         These steps will constitute significant changes in internal controls. We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, and will take further action as necessary. Other than discussed above, no significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls during the first quarter of 2005.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On February 1, 2005, the following actions were approved pursuant to the written consent of a majority of the holders of the our voting capital stock in lieu of a special meeting of the stockholders:

         1. To amend the Company's  certificate of incorporation to increase the
authorized   number  of  shares  of  common  stock  from  20,000,000  shares  to
300,000,000 shares;

         2. To amend the Company's certificate of incorporation to effect reverse stock split of the Company's issued and outstanding shares of Common Stock at a ratio between three for four and one for four; and

         3. To adopt the Company's 2005 Flexible Stock Incentive Plan.

         The above actions approved by the holders of 557,704.576 shares of Series A Preferred Stock, representing 89,232,732 votes or 57.5% of the overall voting power in the Company.

ITEM 5.       OTHER INFORMATION.

         Not applicable.

ITEM 6.           EXHIBITS.

EXHIBIT
NUMBER                                  DESCRIPTION
--------------------------------------------------------------------------------

3.1 Certificate of Ownership and Merger of United Network Marketing Services, Inc. and Knockout Holdings, Inc. changing the Registrant's name to Knockout Holdings, Inc. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on January 12, 2005)

3.2         Amended   and   Restated   By-laws  of   Knockout   Holdings,   Inc.
            (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on March 2, 2005)

4.1 Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2005)

4.1 Securities Purchase Agreement dated January 10, 2005 among United Network Marketing Services, Inc. (n/k/a Knockout Holdings, Inc.) and each purchaser identified on the signature pages thereto (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 13, 2005)

4.2 Registration Rights Agreement dated January 10, 2005 by and among United Network Marketing Services, Inc. (n/k/a Knockout Holdings, Inc.) and each of the investors signatory thereto (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 13, 2005)

4.3 Securities Purchase Agreement dated January 17, 2005 among United Network Marketing Services, Inc. (n/k/a Knockout Holdings, Inc.) and each purchaser identified on the signature pages thereto (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 20, 2005)

4.4 Registration Rights Agreement dated January 17, 2005 by and among United Network Marketing Services, Inc. (n/k/a Knockout Holdings, Inc.) and each of the investors signatory thereto (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 20, 2005)

4.5 Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 20, 2005)

31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                     KNOCKOUT HOLDING, INC.


Dated: May 19, 2005                  By: /s/ Oscar Turner
                                         -----------------------------------
                                         Oscar Turner
                                         Chief Financial Officer, Principal
                                         Financial Officer, Principal Accounting
                                         Officer and Treasurer