Form 10QSB
period 2005-06-30
Knockout Holdings, Inc.
filed 2005-08-22
CIK 1128008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                             KNOCKOUT HOLDINGS, INC.
                             -----------------------
                 (Name of small business issuer in its charter)

             DELAWARE                                  13-4024018
             --------                                  ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                  100 W. Whitehall Avenue, Northlake, IL 60164
                  --------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone Number: (708) 273-6900

                                 WITH COPIES TO:

                                 John Shin, Esq.
                       Silverman Sclar Shin & Byrne, PLLC
                        381 Park Avenue South, Suite 1601
                            New York, New York 10016
                                 (212) 779-8600

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 5, 2005, the issuer had 12,015,136 outstanding shares of Common Stock.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                             Page
                         PART I - FINANCIAL INFORMATION
Item 1.       Financial Statements............................................ 2
Item 2.       Management's Discussion and Analysis or Plan of Operation....... 9
Item 3.       Controls and Procedures.........................................14

                                        PART II - OTHER INFORMATION

Item 1.       Legal Proceedings...............................................15
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.....15
Item 3.       Defaults Upon Senior Securities.................................15
Item 4.       Submission of Matters to a Vote of Security Holders.............16
Item 5.       Other Information...............................................16
Item 6.       Exhibits and Reports on Form 8-K................................16

SIGNATURES....................................................................17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      Knockout Holding, Inc. and Subsidiary
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                                                         June 30,     December 31,
                                                                                                           2005           2004
-----------------------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
       Cash - Available                                                                                $    652,206    $     19,837
       Cash - Restricted                                                                                    363,000              --
       Accounts Receivable, net                                                                             131,443         133,030
       Inventories                                                                                        1,222,771       1,802,060
       Prepaid Expenses & other current assets                                                              222,576          63,684


-----------------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                                      2,591,996       2,018,611
-----------------------------------------------------------------------------------------------------------------------------------

Fixed Assets, Net                                                                                           255,064         280,077

Patents & Trademarks, net of amortization of
       $ 200,200 and $36,757 at June 30, 2005 and
       December 31 2004, respectively                                                                     3,037,771       3,137,629

Deposits & Other Non-Current Assets                                                                         399,113         200,848

-----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                           $  6,283,944    $  5,637,165
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities & Stockholders' Equity

Current Liabilities
       Accounts Payable                                                                                $  1,305,875    $  1,938,240
       Accrued Expenses                                                                                   2,029,295         715,044
       Due to Related Party                                                                                 246,858         298,938
       Notes Payable                                                                                             --       1,200,000


-----------------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                                 3,582,028       4,152,222
-----------------------------------------------------------------------------------------------------------------------------------


Notes Payable, net of unamortized discount of $1,454,090
       and $0 at June 30, 2005 and December 31, 2004, respectively                                     $  1,545,910              --

Stockholders' Equity

       Common Stock - Voting, $0.001, 20,000,000 shares authorized  12,015,136 issued and outstanding        12,015           8,992

       Convertible Preferred stock, $0.001 par value, 1,000,000 shares authorized
       Series A - 865,000 shares authorized, 796,568 issued (liquidation preference of $37,351,000)             797             797
       Series B -  135,000 shares authorized, 116,754 issued (liquidation preference of $5,474,980)             116              --
       Additional paid-in capital                                                                        23,291,737      15,789,717
       Accumulated deficit                                                                              (22,148,659)    (14,314,563)
-----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                                1,156,006       1,484,943

-----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                             $  6,283,944    $  5,637,165
===================================================================================================================================

         See accompanying notes to the consolidated financial statements

                   Knockout Holding, Inc. and Subsidiary
                   Consolidated Statements of Operations
                                (Unaudited)


                                                                Three months ended June 30,      Six months ended June 30,

                                                                    2005            2004            2005            2004
----------------------------------------------------------------------------------------------------------------------------
Revenue                                                         $  1,138,604    $         --    $  1,411,404    $         --

Cost of Sales                                                      1,129,421              --       1,297,815              --

----------------------------------------------------------------------------------------------------------------------------

Gross Margin                                                           9,183              --         113,589              --

Selling,  General and Administrative Expenses
          (inclusive of $66,224 and $826,850
          of charges incurred from related party, in 2005
          and 2004 respectively)                                   4,041,221       1,824,135       7,770,818       3,077,022
----------------------------------------------------------------------------------------------------------------------------

Operating Loss                                                    (4,032,038)     (1,824,135)     (7,657,229)     (3,077,022)

Interest expense, net                                                157,193              --         176,867              --
----------------------------------------------------------------------------------------------------------------------------

Net Loss                                                          (4,189,231)     (1,824,135)     (7,834,096)     (3,077,022)

----------------------------------------------------------------------------------------------------------------------------
Preferred Stock Dividend                                            (200,625)             --        (376,000)             --

Net Loss Available to Common Shareholders                         (4,389,856)     (1,824,135)     (8,210,096)     (3,077,022)
----------------------------------------------------------------------------------------------------------------------------



Basic and diluted loss per common shares                        $      (0.41)           None    $      (0.83)           None
----------------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding                        10,823,741            None       9,911,095            None
----------------------------------------------------------------------------------------------------------------------------

         See accompanying notes to the consolidated financial statements

                             Knockout Holdings, Inc
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)



                                                                                              Series A            Series A
                                                         Common             Common            Preferred          Preferred
                                                         Shares              Stock             Shares              Stock
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2005                                   8,992,323           $ 8,992             796,568              $ 797

Issuance of Series B Preferred Stock (net of issuance cost of $354,118)

Shares and Warrants issued for services                          8,750               $ 9

Exercise of Warrants                                         3,014,063           $ 3,014

Compensation Expense For Stock Options

Dividend to Preferred Shareholders

Warrants Issued in Connection with Debt Issuance

Net loss for the six months ended June 30, 2005

---------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2005                                    12,015,136          $ 12,015             796,568              $ 797
---------------------------------------------------------------------------------------------------------------------------------

                                                           Series B            Series B           Additional
                                                           Preferred           Preferred           Paid in
                                                            Shares               Stock             Capital
--------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2005                                              -                 $ -       $ 15,789,717

Issuance of Series B Preferred Stock (net of issuance
cost of $354,118)                                                 116,754               $ 116        $ 5,130,766

Shares and Warrants issued for services                                                                $ 246,928

Exercise of Warrants                                                                                      27,127

Compensation Expense For Stock Options                                                                   960,000

Dividend to Preferred Shareholders                                                                      (376,000)

Warrants Issued in Connection with Debt Issuance                                                       1,513,199

Net loss for the six months ended June 30, 2005

--------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2005                                          116,754               $ 116       $ 23,291,737
--------------------------------------------------------------------------------------------------------------------

                                                                                  Total
                                                        Accumulated           Stockholders'
                                                          Deficit                Equity
--------------------------------------------------------------------------------------------------
Balance at January 1, 2005                                 $(14,314,563)                1,484,943

Issuance of Series B Preferred Stock (net of issuance
cost of $354,118)                                                                       5,130,882

Shares and Warrants issued for services                                                   246,937

Exercise of Warrants                                                                       30,141

Compensation Expense For Stock Options                                                    960,000

Dividend to Preferred Shareholders                                                       (376,000)

Warrants Issued in Connection with Debt Issuance                                        1,513,199

Net loss for the six months ended June 30, 2005              (7,834,096)               (7,834,096)

--------------------------------------------------------------------------------------------------

Balance at June 30, 2005                                   $(22,148,659)                1,156,006
--------------------------------------------------------------------------------------------------



         See accompanying notes to the consolidated financial statements

                      Knockout Holding, Inc. and Subsidiary
                             Statement of Cash Flows
                                   (Unaudited)



Six months ended June 30                                                          2005            2004
-----------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities

          Net Loss                                                            $ (7,834,096)   $ (3,077,022)
          Loan interest payment from restricted cash                                54,083
          Depreciation & Amortization                                              214,014           7,799
          Issuance of shares and warrants in exchange for services received      1,206,937              --
          Changes in assets and liabilities
                     Accounts receivable                                             1,587              --
                     Inventories                                                   579,289        (854,753)
                     Prepaid expenses                                             (158,892)             --
                     Other assets                                                  (14,098)         (9,945)
                     Accounts payable                                             (632,364)        491,035
                     Accrued expenses                                              938,242         216,703

-----------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                 (5,645,298)     (3,226,183)
-----------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities

          Purchase of fixed assets                                                 (14,726)       (242,179)
          Expenditures for patents and trademarks                                  (63,585)       (111,783)

-----------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                    (78,311)       (353,962)
-----------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

          Proceeds from issuance on preferred stock                              5,485,000       5,630,714
          Costs related to issuance of preferred stock                            (354,118)        (56,055)
          Proceeds restricted for interest payments                               (417,083)
          Proceeds from issuance on common stock                                     3,023              --
          Proceeds from notes payable                                            3,000,000              --
          Repayments of notes payable                                           (1,200,000)     (1,500,000)
          Deferred financing charges                                              (195,000)
          Repayment of amount due to related party                                 (52,080)        (58,000)
          Discount on note payable                                                  59,109
          Exercise warrants                                                         27,127
-----------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                              6,355,978       4,016,659
-----------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                                                    632,369         436,514

Cash, at beginning of period                                                        19,837         262,654

-----------------------------------------------------------------------------------------------------------
Cash, at end of period                                                        $    652,206    $    699,168
-----------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information

                     Cash paid during the period for interest                 $    184,513    $         --

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

      The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the requirements of Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements

      The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 contained in the Company's Annual Report on Form 10-KSB. The results of operations for the three and six month ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.

2. Series B Convertible Preferred Stock Financing

      On January 14, 2005, the Company completed an offering of Series B Preferred stock to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, promulgated there under. As part of this offering, the Company issued 116,754 shares of Series B Preferred Stock, $.001 par value per share and warrants to purchase up to 1,868,071 shares of the Company's common stock at an exercise price of $2.25 per share, netting proceeds of $5.1 million. On July 12, 2005 the Company amended these warrants, as well as the warrants to purchase 1,020,000 shares of the Company's common stock at an original exercise price of $2.25 per share issued to the investors of Knock Group's Series C Preferred Stock, by reducing the exercise price to $.50 per share. As a result of this repricing, the Company will record a deemed dividend of approximately $693,000 in the third quarter of 2005.

      The stated per share value of the Series B Preferred Stock is $46.8933. Dividends at a rate of 10% are payable quarterly on January 1, April 1, July 1 and October 1. As of June 30, 2005, the Company accrued dividends on the Series B Preferred Stock of $246,000 of which $109,000 was paid prior to June 30, 2005 and $137,000 was paid in July 2005. In the event that the Series B Preferred Stock has not been redeemed by Company, cancelled or converted into Common Stock prior to 180 days from the date the Series B Preferred Stock is sold by Company, the dividend rate will increase to 20% of the stated value per annum. As a result, commencing in July 2005, the dividend rate has been increased to 20%. Any accrued and unpaid dividends will entail a late fee equal to 18 % per annum.

      As part of this offering, the Company agreed to prepare and file with the Securities and Exchange Commission (SEC) a registration statement covering the resale of the Common Stock issuable upon the conversion of Series B preferred Stock and upon exercise of the warrants on or before 90 days after the closing date and to have the registration statement declared effective by the SEC on or before 90 days after the filing of the registration statement (or 120 days if the registration statement is reviewed by the SEC). If the Company fails to file the registration statement timely or have it declared effective timely, it must pay liquidated damages equal to 1% of the aggregate purchase price for the first 30 days and an additional 1% for each 30 day period subsequent thereto until the earlier of (a) such date the registration statement is declared effective and
(b) the securities may be sold pursuant to Rule 144(k). In June 2005, the Company paid to the holders of the Series B Preferred Stock $78,000 as liquidated damages for failure to file the registration statement timely.

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

      In December 2004, Knockout Group completed an offering of Series C Preferred Stock which was converted into common stock of the Knockout Group in December 2004 (and then Series A Preferred Stock of Knockout Holdings, Inc.) in connection with the reverse merger with United Network Marketing Services, Inc. Under the terms of this offering, the terms of the Series C offering were adjustable in the event that the Series B investors received more favorable terms with respect to dividends and warrants than those offered to Series C investors. As the original terms of the Series C investment did not provide for warrants, Series C investors were issued a total of 1,020,000 warrants in January 2005 in connection with the Series B financing. As of June 30, 2005, the Company accrued dividends on the Series C Preferred Stock at a rate of 10% per annum and thereby accrued dividends of $130,000 of which $66,000 was paid prior to June 30, 2005 and $64,000 was paid in July 2005.

3. Debt

a) In September 2004, the Company entered into two notes payable totaling $1.6 million with Galt Ventures Corporation. At December 31, 2004, the outstanding balance on these notes totaled $1,200,000. The notes were scheduled to mature on July 31, 2005. In May 2005, the notes were paid in full.

b) In May 2005, the Company issued a $3,000,000 senior secured note payable to an accredited investor. The note has an initial term of three years and is secured by all of the assets of the Company. The principal on this note is due in 21 equal monthly installments of approximately $143,000 beginning in August 2006 through May 2008. The required monthly principal payments may, at the Company's option, be paid by the issuance of common stock at a rate equal to 85% of the volume weighted average price for the 20 trading days immediately prior to the monthly redemption date. However, payment in common stock may only occur if during the 20 trading days prior to the applicable monthly principal payment date certain conditions are met including (1) the Company has made all required payments under the note and is not in default of any provisions of the note, (2) there is an effective registration statement permitting the holder to resell all of the shares issuable pursuant to the warrants and any shares issued by the Company as payment of principal or interest on the note, (3) there is a sufficient number of authorized but unissued shares of common stock for the issuance of all the shares issuable to the holder, (4) the holder does not beneficially own more than 9.9% of the Company's outstanding common stock, and
(5) there has been no public announcement of a change in control of the Company. In addition, payment in shares of common stock cannot exceed 25% of the trading volume for any previous 10 trading days.

      The note bears interest at a rate of 11% per annum and this interest is payable quarterly. The first 15 months of interest, totaling $417,000 was placed in escrow and is being disbursed to the holder of the note as the quarterly payments become due. As the Company's use of this cash held in escrow is limited to payment of interest on this note, the cash included in this escrow account is indicated as restricted cash on the Company's balance sheet at June 30, 2005. After the first 15 months of interest has been paid, the Company will then have the option to pay interest through the issuance of common stock at a rate equal to 85% of the volume weighted average price for the 20 trading days immediately prior to the interest payment date. However, the payment in shares may only occur if the same conditions as discussed above (to allow payment of the principal by issuance of common stock) have been met. All overdue and unpaid interest will entail a late fee equal to 20% per annum.

      In conjunction with the issuance of the note, the investor received a five year warrant to exercise up to 700,000 shares of the Company's common stock at a price of $0.01 per share. The warrants valued at $1,513,199 using a Black Scholes option pricing model with the following assupmptions:

                           Fair value of common stock         $2.17
                           Volatility                          100%
                           Risk free rate                     3.76%

      The value of these warrants was recorded as a discount to the note and will be amortized over the term of the loan using the effective interest method.

      The holder of the note has special approval rights over any subsequent financing unless the proceeds from the subsequent financing will be used to prepay the note in full.

      The Company has agreed to prepare and file with the Securities and Exchange Commission ("SEC") a registration statement covering the resale of the common stock issuable upon exercise of the warrants and the common stock that may be issued as payment of principal and/or interest on the note. If such registration statement is not declared effective by the SEC on or before July 31, 2005 (or September 9, 2005 if the registration statement is reviewed by the SEC), then the Company must pay the holder liquidated damages equal to 1.5% of the outstanding principal amount of the note for the first 30 days and an additional 1.5% of the outstanding principal amount of the note for each 30 day period subsequent thereto.

      On August 2, 2005, the Company entered into an agreement with the holder of the note to cancel the warrants to purchase 700,000 shares of the Company's common stock issued in connection with the note. In exchange for the cancellation of the warrants, the holder received 4,375 shares of Series A Convertible Preferred Stock of the Company which were contributed to the Company by its Chief Executive Officer, John Bellamy.

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

                                                          June 30,    June 30,
                                                             2005        2004
================================================================================
Shares issuable upon exercise of outstanding options     1,565,245
Shares issuable upon exercise of outstanding warrants    7,750,775     6,440,000
Shares issuable upon conversion of preferred stock     146,282,956    61,640,000
--------------------------------------------------------------------------------

Total                                                  155,598,976    68,080,000
================================================================================

5. Stock -Based Compensation

      The Company accounts for stock -based compensations plans under FAS No. 123 Accounting for Stock-Based Compensation (FAS 123) as amended by FAS 148 Accounting for Stock-Based Compensation- Transition & Disclosure (FAS 148). As a result, compensation expense is determined based on the fair value of the options or warrants granted. The Company determines fair value by applying the Black Scholes option pricing model. The Company recognized compensation expense for the fair value of stock options granted to employees and consultants of $960,000 and $480,000 for the six months and three months ended June 30, 2005, respectively. There was no compensation expense related stock options in the corresponding 2004 period.

6. Inventory

      Inventories are stated at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market. At June 30, 2005 and December 31, 2004, inventories consisted of the following:



                         June 30,    Dec. 31
                          2005         2004
---------------------------------------------
Raw materials       $    640,546  $   491,891
Work in process            5,669      109,110
Finished goods           576,556    1,201,059
---------------------------------------------
Total Inventories   $  1,222,771  $ 1,802,060
=============================================



7. Equity Transactions

      During 2005, the Company issued 3,014,063 shares of its common stock pursuant to the exercise of warrants to purchase 3,014,063 shares of its common stock. The warrants were exercised at a strike price of $.01 per share, resulting in total proceeds of $30,141.

      See notes 2 and 5 for discussion of the Company's preferred stock transactions and stock based compensation.

Item 2. Management's Discussion and Analysis

      We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that we make in this report. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. This report contains statements that constitute forward-looking statements. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," or similar terms. We caution readers that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. In fact, actual results might differ materially from those projected in the forward-looking statements as a result of various factors. You should carefully consider and evaluate all of these factors. In addition, we do not undertake to update forward-looking statements after we file this report with the Securities and Exchange Commission, even if new information, future events or other circumstances have made them incorrect or misleading.

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

      For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors described in "Management's Discussion and Analysis and Plan of Operation sections in our Annual Report on Form 10-KSB filed April 15, 2005.

Background

      Knockout Holdings, Inc. is a marketing company committed to the development of celebrity products that are safe for human use and environmentally friendly. We are currently engaged in the business of selling cleaning products that are based on a proprietary "encapsulation" technology. We operate under an exclusive license agreement with George Foreman, the two-time world heavyweight boxing champion and sell our products primarily through retail stores throughout the United States. Our product offerings currently consist of household and automotive cleaning products for retail and industrial use. During 2005, we intend to launch additional products including a "grill" cleaner and "grill wipes".

      Our wholly owned subsidiary The Knockout Group, Inc (Knockout; The Knockout Group), a Delaware corporation, was formed in April 2003 and commenced operations. All of our business operations are through The Knockout Group. The Knockout Group has a limited operating history and operated as a development stage company until August 2004. In August 2004, we received initial orders from several retailers and by year-end 2004 our products were being sold in major retail stores across the country. We are currently developing media and promotional plans to support the sales and marketing of our products.

      From inception through June 30, 2005, Knockout Holdings, Inc. and The Knockout Group Inc. have raised approximately $14.1 million through the issuance of convertible preferred stock and another $5.5 million through the issuance of debt with detachable warrants, including debt convertible into our common stock. We have incurred cumulative losses of $22.1 million through June 30, 2005 and as of that Balance Sheet date had cash of $1,015,000 and negative working capital of $990,000.

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

Impairment Charges:

      Approximately $3 million of our assets, representing 48% and 56 % of our total assets at June 30, 2005 and December 31, 2004, respectively, consist of definite lived intangible assets relating to pending patents applied for and our licensing agreement with George Foreman. We use a non-discounted cash flow analysis method of assessing impairment of these definite lived intangible assets. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of the projected non discounted cash flows. Should our actual cash flows generated from these assets not meet our projected cash flows due to such factors as the related products not gaining customer acceptance at the level or within the period of time anticipated, we could incur impairment charges relating to these intangible assets in the future. In addition, should we not be successful in obtaining approval for pending patents, costs associated with these patents would be required to be expensed. The trademark and patents will be amortized using the straight-line method over estimated useful lives of 20 and 17 years, respectively. In determining useful life of these assets, management considered such factors as the expected period over which these trademarks and patents will generate cash flows as well as the statutory legal life of such assets.

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

Stock-Based Compensation

      Historically, we have used stock options, warrants and stock grants to attract key employees and to pay for services provided by consultants, advisors and other professional services providers. We will likely continue to use stock based compensation in this manner in future periods. We account for such stock grants (including grants to employees) in accordance with SFAS 123 - Accounting for Stock Compensation. As required under SFAS 123, stock based compensation expense is determined based on the fair value of the options or warrants granted. We determine fair value by applying the Black-Scholes option-pricing model. Significant assumptions used in calculating fair value by applying a Black-Scholes option pricing model include (1) expected stock price volatility,
(2) risk free interest rate, (3) expected dividend rate and (4) the expected option or warrant life. For the six months ended June 30, 2005, we incurred compensation expense of $960,000 for stock options granted to employees and consultants. In addition, we incurred an expense of $247,000 for warrants and shares issued to consultants in exchange for services provided.

Subsequent Events

      On August 22, 2005, our board of directors appointed David Malone as our Chief Executive Officer and President, effective immediately. Mr. Malone had been appointed as our Chief Operating Officer in June 2005, and he will continue to serve in that capacity. Simultaneously, John Bellamy resigned as our Chief Executive Officer and President, however, Mr. Bellamy will continue to serve as our Chairman.

      Prior to becoming our Chief Operating Officer, Mr. Malone served as senior vice president of Mesirow Financial from 2004 to 2005 and project executive for Illinois Property Asset Management, LLC during the same period, where he provided real estate strategy and consulting to the State of Illinois. Prior to joining Mesirow, Mr. Malone served as chief procurement officer for the city of Chicago from 2000 to 2004, where he was responsible for overseeing contract awards and purchases for the city of Chicago. Mr. Malone has also served as director of worldwide procurement for R.R. Donnelley & Sons Co. from 1999 to 2000, the nation's largest printing company; director of purchasing and supplier development for Avery Dennison Corporation from 1994 to 1998; and commodity manager at Xerox Corporation from 1992 to 1994. Mr. Malone is a member of the editorial review board for the Institute of Supply Management and serves on the advisory board for the Foundation for the Midsouth.

      There are no family relationships between Mr. Malone and our directors, executive officers or persons nominated or charged by us to become directors or executive officers. There was no transaction during the last two years, or any proposed transactions, to which we were or are to be a party, in which Mr. Malone had or is to have a direct or indirect material interest, other than Mr. Malone serving as our Chief Operating Officer.

      In connection with the appointment of Mr. Malone as Chief Executive Officer and President, on August 22, 2005, we entered into an employment agreement Mr. Malone. Under the terms of the employment agreement, Mr. Malone will receive an annual base salary of $240,000, subject to annual review by our board of directors, and will be eligible to receive an annual bonus equal to 50% of his annual base salary, subject to reaching certain benchmarks to be agreed upon for years 2006 through 2009. In addition, Mr. Malone will be entitled to receive additional percentage compensation equal to 1.5% of (a) for calendar year 2005, 50% of gross sales, (b) for years 2006 through 2008, gross sales in excess of the prior year's gross sales and (c) for January 1, 2009 through August 22, 2009, gross sales in excess of 60% of the gross sales for calendar year 2008. Mr. Malone also will be entitled to receive stock option grant to purchase 1,500,000 shares of our Common Stock pursuant to a stock option plan to be adopted. In addition, Mr. Malone will be entitled to receive an option to acquire 5,284,088 shares of our Common Stock from John Bellamy and 1,715,912 shares of our Common Stock from Isaac Horton who is a member of our board of directors and is our secretary. In the event Mr. Malone is terminated without cause, he is entitled to receive his annual base salary for 12 months plus the additional percentage compensation described above for the remainder of his original term of employment.

      On August 22, 2005, we also entered into an employment agreement with Richard Han, our Chief Financial Officer. Under the terms of the employment agreement, Mr. Han will receive an annual base salary of $200,000, subject to annual review by our board of directors, and will be eligible to receive an annual bonus equal to 50% of his annual base salary, subject to reaching certain benchmarks to be agreed upon for years 2006 through 2009. In addition, Mr. Han will be entitled to receive additional percentage compensation equal to 1.25% of
(a) for calendar year 2005, 50% of gross sales, (b) for years 2006 through 2008, gross sales in excess of the prior year's gross sales and (c) for January 1, 2009 through August 22, 2009, gross sales in excess of 60% of the gross sales for calendar year 2008. Mr. Han also will be entitled to receive stock option grant to purchase 1,150,000 shares of our Common Stock pursuant to a stock option plan to be adopted. In addition, Mr. Han will be entitled to receive an option to acquire 4,415,988 shares of our Common Stock from John Bellamy and 1,434,012 shares of our Common Stock from Isaac Horton. In the event Mr. Han is terminated without cause, he is entitled to receive his annual base salary for 12 months plus the additional percentage compensation described above for the remainder of his original term of employment.

      On August 2, 2005, the Company entered into an agreement with the holder of the note to cancel the warrants to purchase 700,000 shares of the Company's common stock issued in connection with the note. In exchange for the cancellation of the warrants, the holder received 4,375 shares of Series A Convertible Preferred Stock of the Company which were contributed to the Company by its Chief Executive Officer, John Bellamy.

Results of Operations
For the Three Months Ended June 30, 2005:

      From our inception at April 9, 2003 to August 2004, we operated as a development stage company. For the three months ended June 30, 2005 and June 30, 2004, we incurred net losses of $4,189,000 and $1,824,000, respectively. The losses for the three month ended June 30, 2005 primarily reflect product development, ad and promotional costs , personnel costs, facilities expenses, and legal, consulting, and other professional fees. The losses for the three month ended June 30, 2004 primarily reflect organizational costs related to the startup nature of the business, product development, personnel costs, facilities expense, and legal, consulting, and other professional fees.

      Net sales for the quarter ended June 30, 2005 were $1,139,000 with related Cost of Sales of $1,129,000 resulting in a Gross Profit of $9,000. The Gross profit margin was 0.1% for the period. The sales during the quarter continue to represent primarily sales for initial distribution of product into retail outlets. The Company expects gross profit margin to increase over the year as distribution to new retailers is completed. In addition, during 2005, the Company sold certain of its products at reduced margins in order to reduce inventory due to rebranding activities. The Company had no sales for the three months ended June 30, 2004 as it was still in the development stage.

      Selling, General and Administration (SG&A) expenses totaled $4,041,000 for the three months ended June 30, 2005 compared to $1,824,000 for the three months ended June 30, 2004. The increase in SG&A was driven primarily by increases in marketing and selling costs, royalty expense, professional fees, and employee related costs. During the quarter ended June 30, 2005, marketing expenses consisted primarily of costs related to spending on ad cost and promotional programs launched in March 2005. Year over year, the Company's number of employees increased from 7 to 18 persons.

      Net interest expense for the quarter ended June 30, 2005 was $157,000 related primarily to the Galt note payable and the 11% Senior Secured Note. The Company had outstanding debt of $3,000,000 at June 30, 2005 compared to no debt at June 30, 2004. The Company had no debt in the year earlier period and incurred no interest expense for the quarter ended June 30, 2004.

         The Company incurred a loss for the three months ended June 30, 2005 of $4,189,000 compared to a loss of $1,824,000 for the three months ended June 30, 2004. As indicated above, the increase in the operating loss primarily reflects an increase in marketing, selling and royalty expenses related to the rollout of the Company's product line, an increase in staffing over the period and professional fees. The net loss available to the common stock shareholders for the three months ended June 30, 2005 was $4,389,000 as compared to $1,824,000 for the three months ended June 30, 2004.

         During the three months ended June 30, 2005, the Company accrued dividends on the Series B Preferred Stock of $137,000 which amount was paid in July 2005. During the three months ended June 30, 2005, the Company accrued dividends relating to Knockout Group Inc.'s Series C Preferred Stock of $64,000 which amount was paid in July 2005.

For the Six Months Ended June 30, 2005:

         Net sales for the six months ended June 30, 2005 were $1,411,000 with related Cost of Sales of $1,298,000 resulting in a Gross Profit of $114,000. The Gross profit margin was 8.1% for the period. The Company expects gross profit margin to increase over the year as distribution to new retailers is completed. In addition, during 2005, the Company sold certain of its products at reduced margins in order to reduce inventory due to rebranding activities. The Company had no sales for the six months ended June 30, 2004 as it was still in the development stage.

         Selling, General and Administration (SG&A) expenses totaled $7,771,000 for the six months ended June 30, 2005 compared to $3,077,000 for the six months ended June 30, 2004. The increase in SG&A was driven primarily by increases in marketing and selling costs, royalty expense, professional fees, and employee related costs. During the six month ended June 30, 2005, marketing expenses consisted primarily of costs related to spending on consumer research, infomercial production costs, and ad cost and promotional programs launched in March 2005.

         Net interest expense for the six months ended June 30, 2005 was $177,000 related primarily to the Galt note payable and the 11% Senior Secured Note. The Company had outstanding debt of $3,000,000 at June 30, 2005 compared to no debt at June 30, 2004.

         The Company incurred a loss for the six months ended June 30, 2005 of $7,834,000 compared to a loss of $3,077,000 for the six months ended June 300, 2004. As indicated above, the increase in the operating loss primarily reflects an increase in marketing, selling and royalty expenses related to the rollout of the Company's product line, professional fees and an increase in staffing over the period. The net loss available to the common stock shareholders for the six months ended June 30, 2005 was $8,210,000 as compared to $3,077,000 for the three months ended June 30, 2004.

         As of June 30, 2005, the Company accrued dividends on the Series B Preferred Stock of $246,000 which amount was paid in June and July 2005. As of June 30, 2005, the Company accrued dividends relating to Knockout Group Inc.'s Series C Preferred Stock of $130,000 which amount was paid in June and July 2005.

Liquidity and Capital Resources

         From our inception in April 2003 through August 2004, we operated as a development stage company. We have suffered recurring losses from operations and had an accumulated deficit and working capital deficiency at June 30, 2005. Primarily as a result of our continuing losses and lack of liquidity, our independent registered accounting firm modified their opinion to express substantial doubt about our ability to continue as a going concern.

          Our ability to continue as a going concern is ultimately dependent on our ability to obtain additional funding and increase sales to a level that will allow us to operate profitably and sustain positive operating cash flows. We expect to need additional financing of $10.0 million over the next 12 to 18 months. We are currently exploring various financing alternatives to provide working capital financing to fund expected inventory and receivables growth and to fund marketing rollout. Approximately $3.0 million is required to fund operations through the fiscal year ending December 31, 2005 and we expect to need an additional $7.0 million to fund operations through the fiscal year ending December 31, 2006. We intend to seek outside debt and/or equity financing through private placements to accredited investors. We are also currently exploring various financing alternatives with commercial banks and other financing sources to provide working capital financing to fund expected inventory and receivables growth. We do not currently have any commitments for such financing and there is no assurance that we will be successful in obtaining such additional funding in the future or improve our operating results. If we cannot obtain additional financing, we will have to discontinue operations.

         For the six months ended June 30, 2005, we used approximately $5,645,000 of cash for operations versus $3,226,000 for the six months ended June 30, 2004. The increase in cash used for operations is primarily related to an increase in our net loss due to increase in marketing, selling and royalty expenses related to the rollout of the company's product line, an increase in staffing over the period and professional fees.

         Net cash used for investing activities for the six months ended June 30, 2005 amounted to $78,000 versus $354,000 for six months ended June 30, 2004. The higher level of investing activities in 2004 was primarily related to start up activities.

         For the six months ended June 30, 2005, the Company had cash flow from financing activities of $6,356,000 versus $4,017,000 for the six months ended June 30, 2004. The increase in cash from financing activities primarily related to the issuance of the Series B Preferred Stock and the 11% senior secured note.

         In January 2005, we completed a private placement of 116,754 shares of Series B Preferred Stock, which at the presently effective conversion rate are convertible into 18,680,071 shares of common stock, and warrants to purchase 1,868,071 shares of common stock. We completed the January 2005 private placement in two closings as follows. On January 10, 2005, we sold an aggregate of 69,624 shares of Series B Preferred Stock and warrants to purchase 1,113,988 shares of common stock to 17 accredited investors for aggregate gross proceeds of $3,265,000. On January 17, 2005, we sold an aggregate of 47,130 shares of Series B Preferred Stock and warrants to purchase 754,083 shares of common stock to 22 accredited investors for aggregate gross proceeds of $2,210,000. We sold shares of Series B Preferred Stock for a per share purchase price of $46.8933. For each share of Series B Preferred Stock purchased investors received warrants to purchase 16 shares of common stock. The warrants are exercisable for five years from the date of issuance at a price of $2.25 per share. On July 12, 2005 we amended the warrants by reducing the exercise price to $.50 per share.

         On May 3, 2005, we completed a private placement of a $3,000,000 11% Senior Secured Note and warrants to purchase 700,000 shares of our common stock to one accredited investor. The first 15 months of interest are being held in an escrow account to be disbursed as quarterly interest payments become due. The first quarterly interest payment in the amount of $54,083 was made in June 2005. The balance of the interest payable of $363,000 to July 31, 2006 is classified as restricted cash at June 30, 2005. After expiration of the first 15 months, we have the option to pay interest in shares of common stock subject to certain requirements described below for payment of principal in common stock. In addition, beginning 15 months after issuance of the Note, on the first business day of each month we must redeem 1/21st of the original principal amount of the Note plus accrued and unpaid interest and any other amounts then owing to the holder under the Note. The monthly redemption amount may be paid in cash or by the issuance of common stock at a price equal to 85% of the volume-weighted average closing price if, among other things, (1) the Company has made all required payments under the note and is not in default of any provisions of the note, (2) there is an effective registration statement permitting the holder to resell all of the shares issuable pursuant to the warrants and any shares issued by the Company as payment of principal or interest on the note, (3) there is a sufficient number of authorized but unissued shares of common stock for the issuance of all the shares issuable to the holder, (4) the holder does not beneficially own more than 9.9% of the Company's outstanding common stock, and
(5) there has been no public announcement of a change in control of the Company. In addition, payment in shares of common stock cannot exceed 25% of the trading volume for any previous 10 trading days. On August 5, 2005, the warrants to purchase 700,000 shares of common stock were cancelled pursuant to an agreement between the Company and the holder of the warrant.

Item 3. Controls and Procedures.

         As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report..

         In connection with our 2004 year-end audit, our independent registered public accounting firm identified three material weaknesses relating to our internal controls and procedures. These material weaknesses related to the timely preparation of account reconciliations, as well as controls over inventory costing, and stock compensation. In addition in connection with the preparation of this report, we identified material weaknesses relating to our internal controls and procedures relating to the timely preparation of account reconciliations, delegation of authority, formalized review, analysis and documentation of contracts and transactions, and SOX 404 internal control matters. These weaknesses are the result of lack of staff with public accounting experience and inadequate supervision of financial accounting personnel, as well as the implementation of a new accounting software and the resignation of our prior chief financial officer during the second quarter of 2005.

         In order to address the deficiencies described above and to improve our internal disclosure and control procedures for future periods, we have appointed a new chief financial officer, changed our reporting structure within the financial accounting personnel, redistributed responsibilities within the financial accounting personnel and completed the implementation of the new accounting software discussed above. In addition, we have appointed a member of the financial accounting personnel to review and document contracts and transactions as well as SOX 404 documentation of internal control matters. We also will:

      1. perform more detailed monthly and quarterly reconciliations and analysis of all general ledger accounts;
      2. review, select and implement available improvements in information systems for inventory accounting;
      3.    enhance staffing and training; and
      4. perform a review of internal controls and procedures in connection with Section 404 of the Sarbanes Oxley legislative requirements.

      These steps will constitute significant changes in internal controls that is reasonably likely to materially affect our internal control over financial reporting. The implementation of the new accounting software, the change in our reporting structure within the financial accounting personnel, the redistribution of responsibilities within the financial accounting personnel and the appointment of a new chief financial officer were significant changes in our internal control over financial reporting during the second fiscal quarter of 2005 that has materially affected and is reasonably likely to materially affect our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, and will take further action as necessary.

                           PART II - OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders.

      On February 1, 2005, the following actions were approved pursuant to the written consent of a majority of the holders of the Company's voting capital stock in lieu of a special meeting of the stockholders:

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

Item 5. Other Information.

      Not applicable.

Item 6. Exhibits.

Exhibit
Number                                   Description

10.1 Securities Purchase Agreement, dated as of May 2, 2005, by and between the Company and DCOFI Master LDC (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 6, 2005)

10.2 11% Senior Secured Note Due May 2, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 6, 2005)

10.3 Security Agreement, dated as of May 2, 2005, by and between the Company and DCOFI Master LDC (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 6, 2005)

10.4 Escrow Agreement, dated as of May 2, 2005, by and among the Company, DCOFI Master LDC and Continental Stock Transfer & Trust Company (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 6, 2005)

10.5 Employment Agreement, dated August 22, 2005, by and among the Company, David Malone, John Bellamy and Isaac Horton

10.6 Employment Agreement, dated August 22, 2005, by and among the Company, Richard Han, John Bellamy and Isaac Horton

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

                                        KNOCKOUT HOLDING, INC.


      Dated: August 22, 2005        By: /s/ Richard Han
                                        ----------------------------------------
                                        Richard Han

                                    Chief Financial Officer