Form 10QSB
period 2005-09-30
Knockout Holdings, Inc.
filed 2005-11-22
CIK 1128008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                          1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                    Issuer's telephone Number: (708) 273-6900
                                               --------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

                State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 22, 2005, the issuer had 12,015,136 outstanding shares of Common Stock.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page
                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements..........................................   1
Item 2.       Management's Discussion and Analysis or Plan of Operation.....  10
Item 3.       Controls and Procedures.......................................  17

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.............................................  17
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds...  17
Item 3.       Defaults Upon Senior Securities...............................  17
Item 4.       Submission of Matters to a Vote of Security Holders...........  18
Item 5.       Other Information.............................................  18
Item 6.       Exhibits......................................................  18

SIGNATURES..................................................................  19

                         PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

                      Knockout Holding, Inc. and Subsidiary
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                              September 30, 2005    December 31, 2004
-----------------------------------------------------------------------------------------------------

Assets

Current Assets
    Cash                                                      $        2,260,418   $           19,837
    Accounts Receivable, net                                              86,217              133,030
    Inventories                                                          819,132            1,802,060
    Prepaid Expenses & other current assets                              114,100               63,684

-----------------------------------------------------------------------------------------------------
Total Current Assets                                                   3,279,867            2,018,611
-----------------------------------------------------------------------------------------------------

Fixed Assets, Net                                                        234,408              280,077

Patents & Trademarks, net of amortization of
    $283,771 and $36,757 at September 30, 2005 and
    December 31 2004, respectively (including                          2,968,259            3,137,629
    $2,103,000 of pending patents at both September 30,
    2005 and December 31, 2004)

Deposits & Other Non-Current Assets                                      267,159              200,848

-----------------------------------------------------------------------------------------------------
Total Assets                                                  $        6,749,693   $        5,637,165
=====================================================================================================

Liabilities & Stockholders' Equity

Current Liabilities
    Accounts Payable                                          $        1,473,896   $        1,938,240
    Accrued Expenses                                                   2,930,682              715,044
    Due to Related Party                                                 246,858              298,938
    Notes Payable                                                             --            1,200,000

-----------------------------------------------------------------------------------------------------
Total Current Liabilities                                              4,651,436            4,152,222
-----------------------------------------------------------------------------------------------------

Convertible Notes Payable, net of unamortized discount
     of $4,295.295 and 0 at September 30, 2005 and
     December 31, 2004, respectively                                      29,605                   --

Stockholders' Equity

    Common Stock - Voting, $0.001, 20,000,000 shares
    authorized 12,015,136 and 8,992,323 issued and
    outstanding respectively                                              12,015                8,992
    Convertible Preferred stock, $0.001 par value,
    1,000,000 shares authorized Series A - 865,000
    shares authorized, 796,568 to be issued
    (liquidation preference of $37,351,000)                                  797                  797
    Series B -  1,000,000 shares authorized, 116,754 to
    be issued (liquidation preference of $5,474,980)                         116
    Additional paid-in capital                                        29,010,487           15,789,717
    Accumulated deficit                                              (26,954,763)         (14,314,563)
-----------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                             2,068,652            1,484,943

-----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                    $        6,749,693   $        5,637,165
=====================================================================================================
                                                              $               --

    See accompanying notes to the consolidated financial statements

                      Knockout Holding, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)

                                            Three months ended September 30,     Nine months ended September 30,

                                               2005              2004                2005                2004
                                           ---------------------------------------------------------------------

Revenue                                        $ 292,446        $ 298,940          $ 1,703,851         $ 298,940

Cost of Sales                                    548,848          253,248            1,846,664           253,248

----------------------------------------------------------------------------------------------------------------

Gross Margin                                    (256,402)          45,692             (142,813)           45,692

Selling, General and Administrative Expenses
  (inclusive of $ 66,304 and $894,120 of
  charges incurred from related party, in
  2005 and 2004 respectively)                  1,640,074        1,512,778            9,410,892         4,589,800
----------------------------------------------------------------------------------------------------------------

Operating Loss                                (1,896,476)      (1,467,086)          (9,553,705)       (4,544,108)

Loss on extinguishment of debt                 2,622,101                             2,622,101
Interest expense, net                            287,527               --              464,394                --
----------------------------------------------------------------------------------------------------------------

Net Loss                                      (4,806,104)      (1,467,086)         (12,640,200)       (4,544,108)

Preferred Stock Dividend                      (1,094,250)              --           (1,470,250)               --

Net Loss Available to Common Shareholders   $ (5,900,354)     $ (1,467,086)      $ (14,110,450)     $ (4,544,108)
================================================================================================================



Basic and diluted loss per common shares         $ (0.49)            None              $ (1.33)             None
================================================================================================================

Weighted average common shares outstanding    12,015,136             None           10,583,845              None
================================================================================================================

     See accompanying notes to the consolidated financial statements

                             Knockout Holdings, Inc
                 Consolidated Statement of Stockholders' Equtiy

                                                                                               Series A       Series A
                                                                 Common          Common        Preferred      Preferred
                                                                 Shares           Stock         Shares          Stock
----------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2005                                      8,992,323  $       8,992        796,568  $         797

Issuance of Series B Preferred Stock
   (net of issuance costs of $ 354,118)
Shares  and  Warrants Issued for services                           8,750              9

Exercise of warrants                                            3,014,063          3,014

Compensation expense for stock options

Dividends to Preferred Shareholders

Warrants Issued In Connection with Debt Issuance

Cancellation of Warrants issued with Debt

Contribution of preferred stock by shareholders                                                  82,427             82

Preferred Stock Issued in connection with debt                                                   82,427            (82)

Beneficial conversion on convertible debt

Modification of exercise price on warrants

Net loss for the nine months ended September 30, 2005
----------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2005                                  12,015,136         12,015        961,422            797
----------------------------------------------------------------------------------------------------------------------

                                                               Series B       Series B    Additional                      Total
                                                              Preferred      Preferred     Paid in      Accumulated   Stockholders'
                                                                Shares         Stock       Capital        Deficit         Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2005                                           --  $          --  $ 15,789,717   $ (14,314,563) $   1,484,943

Issuance of Series B Preferred Stock                            116,754            116     5,130,766                      5,130,882
   (net of issuance costs of $ 354,118)                                                                                           0
Shares  and  Warrants Issued for services                                                    246,928                        246,937

Exercise of warrants                                                                          27,127                         30,141

Compensation expense for stock options                                                       490,000                        490,000

Dividends to Preferred Shareholders                                                         (777,250)                      (777,250)

Warrants Issued In Connection with Debt Issuance                                           1,513,199                      1,513,199

Cancellation of Warrants issued with Debt                                                 (1,513,199)                    (1,513,199)

Contribution of preferred stock by shareholders                                                  (82)                             0

Preferred Stock Issued in connection with debt                                             5,947,281                      5,947,199

Beneficial conversion on convertible debt                                                  2,141,000                      2,141,000

Modification of exercise price on warrants                                                    15,000                         15,000

Net loss for the nine months ended September 30, 2005                                                    (12,640,200)   (12,640,200)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2005                                   116,754            116    29,010,487     (26,954,763)     2,068,652
-----------------------------------------------------------------------------------------------------------------------------------

         See accompanying notes to the consolidated financial statements

                      Knockout Holding, Inc. and Subsidiary
                             Statement of Cash Flows
                                   (Unaudited)

Nine months ended September 30, 2005                                   2005           2004
----------------------------------------------------------------------------------------------
Cash Flow From Operating Activities

      Net Loss                                                     $(12,640,200)  $ (4,544,108)
      Adjustments to reconcile net loss to
         net cash used in operating activities                          --                  --
      Depreciation & amortization                                       306,728         25,131
      Provision for obsolete inventory                                  280,577             --
      Amortization of original issue discount                           165,989             --
      Amortization of financing fees                                     99,300             --
      Loss on extinguishment of debt                                  2,622,101             --
      Stock compensation expense                                        490,000             --
      Issuance of shares and warrants in exchange
         for services received                                          246,937             --
      Changes in assets and liabilities
            Accounts receivable                                          46,813       (107,798)
            Inventories                                                 702,351     (1,312,366)
            Prepaid insurance                                           (50,416)      (136,063)
            Other assets                                                 (8,104)       (62,945)
            Accounts payable & Accrued Expenses                       1,350,045        922,418


----------------------------------------------------------------------------------------------
      Net cash used in operating activities                          (6,387,879)    (5,215,731)
----------------------------------------------------------------------------------------------

Cash Flows From Investing Activities

      Purchase of fixed assets                                          (14,026)      (300,668)
      Expenditures for patents and trademarks                           (77,664)      (123,839)

----------------------------------------------------------------------------------------------
      Net cash used in investing activities                             (91,690)      (424,507)
----------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

      Proceeds from issuance of preferred stock                       5,485,000      4,500,000
      Payment on Long Term Debt                                      (1,564,453)            --
      Costs related to issuance of preferred stock                     (354,118)       (56,055)
      Proceeds from Notes Payable                                     5,800,000      1,780,000
      Deferred Financing Charges                                       (248,340)            --
      Payment of amount due to related party                            (52,080)       (58,000)
      Proceeds received from exercise of warrants                        30,141             --
      Payments of preferred stock dividends                            (376,000)            --

----------------------------------------------------------------------------------------------
      Net cash provided by financing activities                       8,720,150      6,165,945
----------------------------------------------------------------------------------------------

Net Increase in Cash                                                  2,240,581        525,707

Cash, at beginning of period                                             19,837        262,654

----------------------------------------------------------------------------------------------
Cash, at end of period                                             $  2,260,418   $    788,361
==============================================================================================

Supplemental Disclosures of Cash Flow Information

            Cash paid during the period for interest               $    186,000   $         --

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the requirements of Form 10 QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 contained in the Company's Annual Report on Form 10-KSB. The results of operations for the three and Nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.

2. Series B Convertible Preferred Stock Financing

On January 14, 2005, the Company completed an offering of Series B Preferred stock to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, promulgated there under. As part of this offering, the Company issued 116,754 shares of Series B Preferred Stock, $.001 par value per share and warrants to purchase up to 1,868,071 shares of the Company's common stock at an exercise price of $2.25 per share, netting proceeds of $5.1 million. On July 12, 2005 the Company amended these warrants, as well as the warrants to purchase 1,020,000 shares of the Company's common stock at an original exercise price of $2.25 per share issued to the investors of Knock Group's Series C Preferred Stock, by reducing the exercise price to $.50 per share. As a result of this repricing, the Company recorded a deemed dividend of approximately $693,000 in the third quarter of 2005.

The stated per share value of the Series B Preferred Stock is $46.8933. Dividends at an initial rate of 10% which increased to 20% in July 2005 are payable quarterly on January 1, April 1, July 1 and October 1. As of September 30, 2005, the Company incurred dividends on the Series B Preferred Stock of $519,750 of which $246,000 was paid prior to September 30, 2005. As the Series B Preferred Stock was not redeemed by Company, cancelled or converted into Common Stock prior to 180 days from the date the Series B Preferred Stock was under the terms of the Series B Preferred Stock agreement, the dividend rate increased to 20% of the stated value per annum. Any accrued and unpaid dividends will entail a late fee equal to 18% per annum.

As part of this offering, the Company agreed to prepare and file with the Securities and Exchange Commission (SEC) a registration statement covering the resale of the Common Stock issuable upon the conversion of Series B preferred Stock and upon exercise of the warrants on or before 90 days after the closing date and to have the registration statement declared effective by the SEC on or before 90 days after the filing of the registration statement (or 120 days if the registration statement is reviewed by the SEC). If the Company fails to file the registration statement timely or have it declared effective timely, it must pay liquidated damages equal to 1% of the aggregate purchase price for the first 30 days and an additional 1% for each 30 day period subsequent thereto until the earlier of (a) such date the registration statement is declared effective and
(b) the securities may be sold pursuant to Rule 144(k). For the nine months ended September 30, 2005, the Company incurred $115,000 as liquidated damages for failure to file the registration statement timely.

Upon liquidation, dissolution or winding up of the business, the Series B ranks senior to all other series or classes of Knockout preferred or common stock. Immediately after the Company amends its Certificate of Incorporation to increase the number of authorized shares of common stock, each share of Series B will automatically convert into common stock at a conversion rate of 160 shares of common stock for each share of Series B Preferred stock.

The Company has recorded offering costs of $354,118 as a reduction of the proceeds from the sale of the Series B Preferred Stock. In addition, in connection with this transaction, the Company issued 5,547,000 warrants to purchase common shares at various exercise prices ranging from $0.01 to $0.2933 per share to its investment advisor.

In December 2004, Knockout Group completed an offering of Series C Preferred Stock which was converted into common stock of the Knockout Group in December 2004 (and then Series A Preferred Stock of Knockout Holdings, Inc.) in connection with the reverse merger with United Network Marketing Services, Inc. The offering raised $2,550,000 in gross proceeds. Under the terms of this offering, the terms of the Series C offering were adjustable in the event that the Series B investors received more favorable terms with respect to dividends and warrants than those offered to Series C investors. As the original terms of the Series C investment did not provide for warrants, Series C investors were issued a total of 1,020,000 warrants in January 2005 in connection with the Series B financing. As of September 30, 2005, the Company accrued dividends on the Series C Preferred Stock at a rate of 20% per annum and thereby accrued dividends of $257,500 of which $130,000 was paid prior to September 30, 2005.

3. Debt

a) In September 2004, the Company entered into two notes payable totaling $1.6 million with Galt Ventures Corporation. At December 31, 2004, the outstanding balance on these notes totaled $1,200,000. The notes were scheduled to mature on July 31, 2005. In May 2005, the notes were paid in full.

b) In May 2005, the Company issued a $3,000,000 senior secured note payable to an accredited investor. The terms of this debt originally called for interest at a rate of 11% with interest payable quarterly. The first fifteen months of interest, totaling $417,000 was placed in escrow and was being disbursed to the holder of the note as quarterly payments become due. The principal on this note is due in monthly installments of approximately $143,000 beginning in August 2006 through May 2008.

In conjunction with the issuance of the note, the investor received a five year warrant to exercise up to 700,000 shares of the Company's common stock at a price of $0.01 per share. The warrants valued at $1,513,199 using a Black Scholes option pricing model with the following assumptions:

                Fair value of common stock         $2.17
                Volatility                           100%
                Risk free rate                      3.76%

The value of these warrants was recorded as a discount to the note and will be amortized over the term of the loan using the effective interest method. In August 2005, the holder agreed to allow the Company to cancel these warrants in exchange for 4,375 shares of the Company's Series A Preferred Stock which were contributed to the Company by its Chief Executive Officer, John Bellamy. As the fair value of the preferred shares issued to the debt holder approximated the fair value of the warrants issued, there was no adjustment of the discount to the note originally recorded.

In September 2005, the Company issued new debt which required the consent of the holders of the 11% debt. As a result, the Company entered into an amended and restated agreement with the 11% debt holders, which (1) granted the debt holders the right to convert at their option the principal amount of the note into shares of the Company's common stock at a conversion price of $0.50 (2) required funds in the amount of $364,453 which were being held in escrow to pay interest to be released to the debt holders as a pre-payment of the outstanding principal, (3) required a shareholder of the Company to transfer to the debt holders 18,750 shares of Series A preferred stock (4) reduced the exercise price of 364,720 warrants to purchase common stock from $0.50 to $0.30 and (5) terminated the 11% debt holders' security interest in substantially all of the assets of the Company.

As the modifications to this debt were considered substantial in accordance with the guidance in EITF 96-19, the Company accounted for these modifications as a debt extinguishment and recognized a loss on extinguishment of debt of $2,622,101, which was attributable to (a) the difference between the fair value of the modified debt instrument and the carrying value of the former debt instrument (b) the fair value of the preferred stock issued in connection with the debt extinguishment, (c) the incremental increase in the fair value of the warrants as a result of the reduction in the exercise price, and (d) the write-off of deferred financing fees related to the original debt agreement.

The revised debt agreement was initially recorded at its estimated fair value of $1,525,000 and will be accreted up to its redemption value of $2,635,547 using the effective interest method.

The note is considered to have a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the note exceeded the value allocated to the note on the date of the issuance of the restated and amended notes. On the date of issuance, the note was convertible into 5,271,094 shares of common stock, which at the then current market price of $0.75 per share was worth $3,953,321. The difference between the market value of the shares issuable upon conversion and the value allocated to the Term Loan of $1,525,000 is considered to be the value of the beneficial conversion feature. The value of the beneficial conversion feature (which is capped at the amount allocated to the debt of $1,525,000) has also been recorded as a discount to the term note and will be amortized over the term of the loan using the effective interest method.

c) On September 12, 2005, the Company issued a 16.66% convertible note for an aggregate principal amount of $2.8 million. Principal and interest are payable in one balloon payment on March 31, 2007. The Company is required to receive consent from at least 50% of the holders to incur any additional indebtedness so long as any of the notes are outstanding.

In connection with the issuance of this debt, a shareholder of the Company contributed 59,302 shares of preferred stock to the Company which were then issued to the 16.66% debt holders. The proceeds received were allocated between the preferred stock and debt based on the relative fair value of the preferred stock and debt. $2,184,000 was allocated to the preferred stock which was recorded as a discount on the note and will be amortized over the term of the loan using the effective interest method.

The note is considered to have a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the note exceeded the value allocated to the note on the date of the issuance. On the date of issuance, the note was convertible into 5,600, 000 shares of common stock, which at the then current market price of $0.75 per share was worth $4,200,000. The difference between the market value of the shares issuable upon conversion and the value allocated to the Term Loan of $616,000 is considered to be the value of the beneficial conversion feature. The value of the beneficial conversion feature (which is capped at the amount allocated to the debt of $616,000) has also been recorded as a discount to the term note and will be amortized over the term of the loan using the effective interest method.

The Company also entered into a registration rights agreement under which the Company agreed to prepare a registration statement covering the resale of the Company's common stock issuable upon conversion of the notes and shares of Series A Preferred Stock. In the event that the registration statement is not declared effective within 120 days of the closing, the Company is required to issue to the holders as liquidated damages, 4,166 shares of common stock per $50,000 of principal of the notes for each 30 days of such failure.

4. Net Loss Per Share

The Company computes loss per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The statement requires presentation of two amounts; basic and diluted loss per share. Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average common shares outstanding. Dilutive earnings per share would include all common stock equivalents unless anti-dilutive. The Company has not included the outstanding options, warrants, or convertible debt and preferred stock as common stock equivalents because the effect would be anti-dilutive. The following table sets forth the shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock that is not included in the basic and diluted net loss per share available to common stockholders:


                                                              September 30,  September 30,
                                                              2005           2004
==========================================================================================
Shares issuable upon exercise of outstanding options              1,138,458             --
Shares issuable upon exercise of outstanding warrants             7,050,775      6,440,000
Shares issuable upon conversion of preferred stock              146,131,520     61,640,000
Shares issuable upon conversion of convertible debt              10,871,094             --
------------------------------------------------------------------------------------------

Total                                                           165,191,847     68,080,000
==========================================================================================

5. Stock -Based Compensation

The Company accounts for stock -based compensations plans under FAS No. 123 Accounting for Stock-Based Compensation (FAS 123) as amended by FAS 148 Accounting for Stock-Based Compensation- Transition & Disclosure (FAS 148). As a result, compensation expense is determined based on the fair value of the options or warrants granted. The Company determines fair value by applying the Black Scholes option pricing model. The Company recognized compensation expense
(gain) for the fair value of stock options granted to employees and consultants of $490,000 and $(470,000) for the nine months and three months ended September 30, 2005, respectively. The gain recognized in the third quarter of 2005 is due to the forfeiture of options by certain individuals who terminated employment with the Company. There was no compensation expense related stock options in the corresponding 2004 period.

6. Inventory

Inventories are stated at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market. At September 30, 2005 and December 31, 2004, inventories consisted of the following:

                   September 30,        Dec. 31
                   2005                 2004
-----------------------------------------------
Raw materials      $     401,334  $     491,891
Work in process                         109,110
Finished goods           417,798      1,201,059
-----------------------------------------------
Total Inventories  $     819,132  $   1,802,060
===============================================

During the third quarter of 2005, the Company incurred a charge of $280,577 for certain inventory deemed obsolete primarily as a result of the Company changing the packaging of its product.

7. Equity Transactions

a) During 2005, the Company issued 3,014,063 shares of its common stock pursuant to the exercise of warrants to purchase 3,014,063 shares of its common stock. The warrants were exercised at a strike price of $.01 per share, resulting in total proceeds of $30,141.

b) As discussed in Note 3, certain shareholders of the Company contributed a total of 82,427 shares of the Company's Series A Preferred Stock which were then issued in connection with debt issuances by the Company.

c) During the first quarter of 2005, the Company issued warrants to purchase 150,000 shares of its common stock to consultants as compensation for services received. The value of these services were based on the fair market value of the warrants at the time of issuance, which ranged from $1.45 to $1.75 per warrant. The fair market value of the warrants was calculated using a Black-Scholes pricing model. The weighted average price of these warrants was $1.55. The Company recognized total non cash expense of $232,500 related to the issuance of these warrants.

The Company also issued 8,750 shares of common stock to a consultant in exchange for services provided, resulting in expense of $14,437 based on the fair market value of the common stock issued using the quoted market price

See notes 2, 3 and 5 for discussion of the Company's preferred stock transactions and stock based compensation, and equity instruments issued in connection with debt offerings.

Item 2.            Management's Discussion and Analysis

         The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," or similar terms. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

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

         For a discussion of the risks, uncertainties and assumptions that could affect the Company's future events, developments or results, you should carefully review the risk factors described in our registration statement on Form SB-2 (File No. 333-124802), as amended, initially filed with the Securities and Exchange Commission on May 11, 2005.

Background

         Knockout Holdings, Inc. is a marketing company committed to the development of celebrity-branded products that are intended to be safe for human use and environmentally friendly. We are currently engaged in the business of selling cleaning products that are based on a proprietary "encapsulation" technology. Knockout operates under an exclusive license agreement with George Foreman, the two-time world heavyweight boxing champion, and we sell our products primarily through retail stores throughout the United States. Our product offerings currently consist of household and automotive cleaning products for retail and industrial use. During 2005, we launched a George Foreman "Grill" cleaner as an extension of our product line.

         Formed in April 2003, our wholly owned subsidiary, The Knockout Group, Inc., a Delaware corporation, began operations in Chicago, Illinois. All of the Company's business operations are through The Knockout Group Inc. The Knockout Group, Inc. has a limited operating history and operated as a development stage company until August 2004. In August 2004, we received initial orders from several retailers, and by year-end 2004, our products were being sold in major retail stores across the country. We are currently developing media and promotional plans to support the sales and marketing of our products.

         From inception through September 30, 2005, Knockout Holdings, Inc. and The Knockout Group, Inc. have raised approximately $14.1 million through the issuance of convertible preferred stock and another $8.3 million through the issuance of debt with detachable warrants, including debt convertible into our common stock. We have incurred cumulative losses of $27 million through September 30, 2005, and as of September 30, 2005 had cash of $2,260,000 and negative working capital of $1,372,000.

Critical Accounting Policies and Estimates

         The following are some of the more critical judgment areas in the application of accounting policies that currently affect our financial condition and results of operations.

Use of Estimates

         Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and related contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to stock compensation, future cash flows associated with impairment testing for long-lived assets, and accrued liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Impairment Charges

         Approximately $3 million of the Company's assets, representing 44% and 56% of our total assets at September 30, 2005 and December 31, 2004, respectively, consist of definite lived intangible assets relating to pending patents applied for and our licensing agreement with George Foreman. We use a non-discounted cash flow analysis method of assessing impairment of these definite lived intangible assets. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of the projected non discounted cash flows. Should our actual cash flows generated from these assets not meet our projected cash flows due to such factors as the related products not gaining customer acceptance at the level or within the period of time anticipated, we could incur impairment charges relating to these intangible assets in the future. In addition, while the Company received approval for one of the three patents it applied for, it may not be successful in obtaining approval for the remaining two pending patents and costs associated with these patents would be required to be expensed. The trademark and patents will be amortized using the straight-line method over estimated useful lives of 20 and 17 years, respectively. In determining useful life of these assets, management considered such factors as the expected period over which these trademarks and patents will generate cash flows, as well as the statutory legal life of such assets.

Revenue Recognition

         Revenue is derived primarily from product sales and is recorded net of provisions for discounts, returns, rebates to customers and other adjustments as can be reasonably determined. We recognize revenue when all of the fundamental criteria for revenue recognition have been met; specifically, when the sales price is fixed and determined, title and risk of loss transfer to the customer, and the Company's ability to collect is reasonably assured. All of these criteria are present at the time of product shipment.

Stock-Based Compensation

         Historically, we have used stock options, warrants and stock grants to attract key employees and to pay for services provided by consultants, advisors and other professional services providers. We will likely continue to use stock-based compensation in this manner in future periods. We account for such stock grants (including grants to employees) in accordance with SFAS 123 - Accounting for Stock Compensation. As required under SFAS 123, stock-based compensation expense is determined based on the fair value of the options or warrants granted. We determine fair value by applying the Black-Scholes option-pricing model. Significant assumptions used in calculating fair value by applying a Black-Scholes option pricing model include (1) expected stock price volatility, (2) risk-free interest rate, (3) expected dividend rate, and (4) the expected option or warrant life. For the nine months ended September 30, 2005, we incurred compensation expense of $490,000 for stock options granted to employees and consultants. In addition, we incurred an expense of $247,000 for warrants and shares issued to consultants in exchange for services provided.

Results of Operations for the Three Months Ended September 30, 2005

         From our inception at April 9, 2003 to August 2004, we operated as a development-stage company. For the three months ended September 30, 2005 and September 30, 2004, we incurred net losses of $4,806,000 and $1,467,086, respectively. The losses for the three months ended September 30, 2005 primarily reflect product development, rebranding initiatives, advertising and promotional costs, personnel costs, facilities expenses, and legal, consulting, and other professional fees. The losses for the three months ended September 30, 2004 primarily reflect organizational costs related to the startup nature of the business, product development, personnel costs, facilities expense, and legal, consulting, and other professional fees.

         Net sales for the quarter ended September 30, 2005 were $292,446 with related Cost of Sales of $548,848 resulting in negative gross profit of $256,402. The sales during the quarter continue to represent primarily sales for initial distribution of product into retail outlets. The Company expects gross profit margin to increase in the next twelve months as distribution to new retailers is undertaken. During 2005, the Company sold certain of its products at reduced margins in order to reduce inventory due to rebranding activities. In addition, in the third quarter of 2005, the Company incurred a charge of approximately $281,000 for certain inventory deemed obsolete due to changes made to the Company's packaging. The Company had sales for the three months ended September 30, 2004 totaled $298,940. Prior to August 1, 2004, the Company was a development stage Company.

         Selling, General and Administration (SG&A) expenses totaled $1,640,074 for the three months ended September 30, 2005 compared to $1,512,778 for the three months ended September 30, 2004. The increase in SG&A was driven primarily by increases in marketing and selling costs, royalty expense, professional fees, and employee-related costs. During the quarter ended September 30, 2005, marketing expenses consisted primarily of costs related to spending on ad cost and promotional programs launched in March 2005. Year over year, the Company's number of employees increased from 7 to 15 persons.

         Net interest expense of $287,527 for the quarter ended September 30, 2005 was related primarily to the Company's outstanding $3,000,000 principal amount 11% Senior Secured Note. The Company had outstanding debt with a face amount of $5.4 million and a weighted average interest rate of 13.9% at September 30, 2005.

         In connection with the Company's issuance of its 16.66% notes in September 2005, the Company amended and restated the notes payable with its 11% note holders. As a result of the significance of the modifications made to this debt, it was determined that the changes made resulted in a debt extinguishment in accordance with EITF 96-19. As a result, the Company recognized a loss on extinguishment of debt in the amount of $2,622,101 which was attributable to (a) the difference between the fair value of the modified debt instrument and the carrying value of the former debt instrument (b) the fair value of preferred stock issued in connection with the debt extinguishment, (c) the incremental increase in the fair value of certain warrants (held by the debt holders) as a result of the reduction in the exercise price of the warrants, and (d) the write-off of deferred financing fees related to the original debt agreement.

         The Company incurred a loss for the three months ended September 30, 2005 of $4,806,104 compared to a loss of $1,467,086 for the three months ended September 30, 2004. As indicated above, the increase in the operating loss primarily reflects an increase in marketing, selling and royalty expenses related to the rollout of the Company's product line, an increase in staffing over the period and professional fees. The Company also incurred a loss of $2,622,101 on the extinguishment of debt during the quarter ended September 30, 2005.

         The net loss available to common shareholders for the three months ended September 30, 2005 was $5,900,354 as compared to $1,467,086 for the three months ended September 30, 2004.

         During the three months ended September 30, 2005, the Company accrued dividends payable on its outstanding Series B Preferred Stock of $275,000, which amount was unpaid as of September 30, 2005. During the three months ended September 30, 2005, the Company accrued dividends relating to The Knockout Group Inc.'s Series C Preferred Stock of $126,250, this amount was unpaid as of September 30, 2005. The total amount of dividends total $401,250. In addition, on July 12, 2005, the Company amended certain warrants held by preferred shareholders, reducing the exercise price from $2.25 to $0.50 per share. As a result of this repricing, the Company recorded a deemed dividend of approximately $693,000 in the third quarter. As a result of these items, aggregate preferred stock dividends of $1,094,250 have been recorded increasing the net loss available to common shareholders.

Results of Operations for the Nine Months Ended September 30, 2005

         Net sales for the nine months ended September 30, 2005 were $1,703,851 with related Cost of Sales of $1,846,664 resulting in a negative gross profit of $142,813. The Gross profit margin was a negative 8.1% for the period. We expect our gross profit margin to increase in future periods as distribution to new retailers is completed. During 2005, the Company sold certain of its products at reduced margins in order to reduce inventory due to rebranding activities. In addition, in 2005, the Company incurred a charge of approximately $281,000 for certain inventory deemed obsolete due to changes made to the Company's packaging. We had sales of $298,940 for the nine months ended September 30, 2004, The Company became an operating company on August 1, 2004.

         Selling, General and Administration (SG&A) expenses totaled $9,410,892 for the nine months ended September 30, 2005 compared to $4,589,800 for the nine months ended September 30, 2004. The increase in SG&A was driven primarily by increases in marketing and selling costs, royalty expense, professional fees, and employee- related costs. During the nine months ended September 30, 2005, marketing expenses consisted primarily of costs related to spending on consumer research, infomercial production costs, and ad cost and promotional programs initially launched in March 2005.

         Net interest expense for the nine months ended September 30, 2005 was $464,394 related primarily to a $1,200,000 principal amount note payable to Galt Enterprises, the Company's $3,000,000 principal amount 11% Senior Secured Note and the Company's $2,800,000 principal amount 16.67% Note. The Company had outstanding debt of $5.4 million at September 30, 2005 with a weighted average interest rate of 13.9%.

         In connection with the Company's issuance of its 16.66% notes in September 2005, the Company amended and restated the notes payable with its 11% note holders. As a result of the significance of the modifications made to this debt, it was determined that the changes made resulted in a debt extinguishment in accordance with EITF 96-19. As a result, the Company recognized a loss on extinguishment of debt in the amount of $2,622,101 which was attributable to (a) the difference between the fair value of the modified debt instrument and the carrying value of the former debt instrument (b) the fair value of preferred stock issued in connection with the debt extinguishment, (c) the incremental increase in the fair value of certain warrants (held by the debt holders) as a result of the reduction in the exercise price of the warrants, and (d) the write-off of deferred financing fees related to the original debt agreement.

         We incurred a loss for the nine months ended September 30, 2005 of $12,640,200 compared to a loss of $4,544,108 for the nine months ended September 30, 2004. As indicated above, the increase in the operating loss primarily reflects an increase in marketing, selling and royalty expenses related to the rollout of our product line, professional fees and an increase in staffing over the period. In addition, as discussed above, the Company incurred a loss of $2,622,101 on the extinguishment of debt during for the nine months ended September 30, 2005.

         The net loss available to common shareholders for the nine months ended September 30, 2005 was $14,110,450 as compared with $4,544,108 for the nine months ended September 30, 2004.

         As of September 30, 2005, we incurred dividends on outstanding Series B Preferred Stock of $519,750. As of September 30, 2005, we incurred dividends relating to The Knockout Group, Inc.'s Series C Preferred Stock of $257,500. In addition, on July 12, 2005, the Company amended certain warrants held by preferred shareholders, reducing the exercise price from $2.25 to $0.50 per share. As a result of this repricing, the Company recorded a deemed dividend of approximately $693,000 in the third quarter. As a result of these items, aggregate preferred stock dividends of $1,470,250 have been recorded increasing the net loss available to common shareholders.

Liquidity and Capital Resources

         From our inception in April 2003 through August 2004, we operated as a development stage company. We have suffered recurring losses from operations and had an accumulated deficit and working capital deficiency at September 30, 2005. Primarily as a result of our continuing losses and lack of liquidity, our independent registered public accounting firm modified their opinion to express substantial doubt about our ability to continue as a going concern.

         Our ability to continue as a going concern is ultimately dependent on our ability to obtain additional funding and increase sales to a level that will allow us to operate profitably and sustain positive operating cash flows. We expect to need additional financing of $15.0 million over the next 12 to 18 months. We are currently exploring various financing alternatives to provide working capital financing to fund expected inventory and receivables growth and to fund marketing rollout. Approximately $4.8 million is required to fund operations through the fiscal year ending December 31, 2006, and we expect to need an additional $9.2 million to fund marketing and advertising initiatives during the same period. We intend to seek outside debt and/or equity financing through private placements to accredited investors. We are also currently exploring various financing alternatives with commercial banks and other financing sources to provide working capital financing to fund expected inventory and receivables growth. We do not currently have any commitments for such financing, and there is no assurance that we will be successful in obtaining such additional funding in the future or improve our operating results. If we cannot obtain additional financing, we will have to discontinue operations.

         For the nine months ended September 30, 2005, we used approximately $6,388,000 of cash for operations versus $5,215,731 for the nine months ended September 30, 2004. The increase in cash used for operations is primarily related to an increase in our net loss due to increase in marketing, selling and royalty expenses related to the rollout of the Company's product line, an increase in staffing over the period and increased professional fees.

         Net cash used for investing activities for the nine months ended September 30, 2005 approximated $92,000 versus $425,000 for nine months ended September 30, 2004. The higher level of investing activities in 2004 was primarily related to start up activities.

         For the nine months ended September 30, 2005, the Company had cash flow provided by financing activities of $8,720,150 versus $6,165,945 for the nine months ended September 30, 2004. During 2005, we raised net proceeds of $10,682,542 from the issuance of preferred stock and convertible debt. Payments on notes payable of $1,564,453 and preferred stock dividends of $376,000 were paid for the nine months ended September 30, 2005. Proceeds of $30,141 were generated from the exercise of warrants during 2005 and $52,080. $52,080 was paid on an amount due to a related party.

         During 2004, the Company generated net proceeds on the issuance of debt and preferred stock of $6,223,945. In addition, $58,000 was paid on an amount due to a related party.

         In January 2005, we completed a private placement of 116,754 shares of Series B Preferred Stock, which at the presently effective conversion rate are convertible into 18,680,071 shares of common stock, and warrants to purchase 1,868,071 shares of common stock. We completed the January 2005 private placement in two closings as follows. On January 10, 2005, we sold an aggregate of 69,624 shares of Series B Preferred Stock and warrants to purchase 1,113,988 shares of common stock to 17 accredited investors for aggregate gross proceeds of $3,265,000. On January 17, 2005, we sold an aggregate of 47,130 shares of Series B Preferred Stock and warrants to purchase 754,083 shares of common stock to 22 accredited investors for aggregate gross proceeds of $2,210,000. We sold shares of Series B Preferred Stock for a per-share purchase price of $46.8933. For each share of Series B Preferred Stock purchased investors received warrants to purchase 16 shares of common stock. The warrants are exercisable for five years from the date of issuance at a price of $2.25 per share. On July 12, 2005, we amended the warrants by reducing the exercise price to $.50 per share.

         On May 3, 2005, we completed a private placement of a $3,000,000 11% Senior Secured Note and warrants to purchase 700,000 shares of our common stock to one accredited investor.

         On September 15, 2005, we sold an aggregate principal amount of $2.8 million of 16.66% Senior Convertible Notes due February 28, 2007 (the "Notes") to accredited investors. Pursuant to the Notes, the principal amount and interest at a rate of 16.66% per annum are payable on March 31, 2007. In addition, any outstanding principal amount and accrued interest on the Notes are convertible into shares of the Company's Common Stock at the option of the holder at a conversion price of $.50 per share, subject to adjustment in the event the Company issues Common Stock at a price less then the then effective conversion price.

         So long as any of the Notes are outstanding, the Company may not without the prior consent of the holders of at least 50% of the principal amount of the Notes incur any indebtedness of any kind other than (a) indebtedness existing as of the date of the Notes, (b) indebtedness of the Company to its subsidiary, (c) indebtedness arising out of trade accounts payable in the ordinary course of business, (d) indebtedness arising out of honoring checks, drafts or other similar instruments, (e) indebtedness which is subject and subordinate to the Notes, (f) indebtedness arising out of customary inventory and receivable bank financing and (g) indebtedness the net proceeds of which are used to redeem the Notes. The Company also may not without the consent of the holders of the Notes modify any term of indebtedness other than to extend the maturity, defer payments, cancel indebtedness or reduce the interest rate or any fees nor prepay any material indebtedness in the form of cash or other assets of the Company.

         In connection, with the issuance of the Notes, Kevin Waltzer, a member of the Company's Board of Directors, agreed to transfer to the Purchasers in the aggregate 59,302 shares of the Company's Series A Convertible Preferred Stock owned by Mr. Waltzer.

         The Company also entered into a registration rights agreement with the Purchasers whereby the Company has agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Company's Common Stock issuable upon conversion of the Notes and the shares of Series A Preferred Stock transferred from Mr. Waltzer. In the event that the registration statement is not declared effective within 120 days of the closing, the Company is required to issue to the holders as liquidated damages 4,166 shares of Common Stock per $50,000 of principal of the Notes for each 30 days of such failure.

         Pursuant to the terms of the Company's 11% Senior Secured Note due May 2, 2008 (the "11% Note"), the consent of the holder of the 11% Note was required for the issuance of the new Notes. Accordingly, the Company entered into a Waiver and Consent Agreement (the "Waiver") with the holder of the 11% Note whereby the holder consented to the issuance of the new Notes. Pursuant to the terms of the Waiver, the 11% Note was amended to provide for conversion of the principal amount of the 11% Note into shares of the Company's Common Stock at the option of the holder at a conversion price of $.50 per share, subject to adjustment in the event the Company issues Common Stock at a price less then the then effective conversion price. In addition, funds in the amount of $364,453 which were being held in escrow to pay the first 15 months of interest under the 11% Note were released to the holder as pre-payment of the outstanding principal and the requirement of the Company to hold such interest payments in escrow was deleted. The Company also agreed to reduce the exercise price of 364,720 Common Stock purchase warrants held by the holder of the 11% Note from $.50 to $.30 and to include in such warrants an anti-dilution provision substantially similar to the anti-dilution provisions contained in the amended 11% Note.

         The waiver further provides for the termination and release of the 11% Note holder's security interest in substantially all of the assets of the Company and eliminates the Company's requirement to obtain the consent of the holder of the 11% Note to incur any indebtedness or lien.

         In connection with the Waiver, Mr. Waltzer agreed to transfer to the holder of the 11% Note 18,750 shares of the Company's Series A Convertible Stock owned by Mr. Waltzer and our Chairman, John Bellamy, agreed to pledge 62,500 shares of Series A Stock owned by Mr. Bellamy as security for the 11% Note. The Company has agreed to include the shares of Common Stock issuable upon conversion of the 18,750 shares of Series A Stock in the registration statement covering the shares of Common Stock issuable upon conversion of the 11% Note.

         In addition, the Purchasers of the new Notes have agreed to guarantee up to $300,000 of the Company's obligations under the 11% Note.

Plan of Operation for the Next Twelve Months

         We believe there is a substantial market for effective, non-toxic, environmentally safe cleaning products. We are completing concept testing of our products and conducting various focus groups and consumer testing to this extent. Over the next year, management intends to take a number of actions which it believes will enable our business to successfully participate in this growing segment of the cleaning market. We recently completed a six week momentum marketing campaign and based on the results are developing media and promotional plans to support a regional sales and marketing roll out effort of our products. We plan to formerly re-launch our marketing and media campaign in the first quarter of 2006. The marketing elements will include a combination of retailer and consumer promotional programs, in store merchandising, and Internet marketing. Media activities planned will include the regional and national airing of household and automotive infomercials, release of a news program which highlights the impact of harmful chemicals, and radio and television advertising and public relations activities. An essential element of this campaign will be personal appearances by George Foreman on local and national talk shows. We plan to initiate the sell-in of our automotive line to retailers in the second quarter of 2006. We believe our products have the same, or more cleaning efficacy as current offerings in the market with the added benefit of being non-toxic and environmentally safe. In addition to our current household and automotive offerings, we believe that our proprietary formulation will enable us to introduce our governmental and industrial cleaning solutions as a possible line extension. There is no assurance that we will be successful in gaining distribution in these channels, but we believe our products provide significant benefits compared to current competitive offerings. We are currently exploring the attractiveness of certain distribution and marketing arrangements with third parties to enhance distribution of our products.

         We believe there is a growing awareness of the benefits of environmentally safe, non-toxic cleaning products among local, state and national government officials. The EPA and several major state officials have announced intentions to shift procurement practices towards products that are environmentally safe.

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

         We have filed three patents with the U.S. Patent and Trademark Office related to our proprietary formulation and concentrate process of which one patent has already been approved. We believe we have developed related intellectual property around these areas and intend to file additional patents in the future. If we are awarded the additional two patents that were previously filed and several other patents planned for future filings, we believe this will have a substantial impact on our asset quality and our ability to leverage these assets in our marketing activities. There is no assurance that we will be granted additional patent rights for current or future filings, or if granted, that such patents will not be contested by others.

Contractual Obligations

         The following table summarizes our contractual obligations as of September 30, 2005:


                                                                                                More
                                   Total           One Year       Years 1-3      Years 3-5      than 5 Years
                                   ------          --------       ---------      ---------      ------------
Long Term Lease Obligation (a)     $  1,525,067    $   824,083    $   700,983          ----           ----
Minimum Royalty Payments (b)       $20,500,000     $2,000,000     $4,000,000     $4,000,000     $10,500,000
-----------------------------      ------------    ----------     ----------     ----------     -----------
Total                              $22,025,067     $2,824,083     $4,700,983     $4,000,000     $10,500,000


         (a) We currently lease office and warehouse space at 100 West Whitehall Avenue in Northlake, Illinois. Through the remainder of the lease term, our minimum lease payments are as follows:


                               2005    $205,166
                               2006    $829,212
                               2007    $490,689

         (b) On November 4, 2004, our wholly owned subsidiary The Knockout Group, Inc. entered into an eight- year, exclusive licensing agreement with George Foreman to represent our George Foreman's Knock-Out TM line of cleaning products worldwide. The agreement has an initial term of five years, with a three-year option term, which requires us to pay a retention bonus of $1.5 million after year five. The minimum annual royalty payments required under the contract are as follows:

                               Years      1-5           $2,000,000
                               Year       6             $3,000,000
                               Year       7             $3,500,000
                               Year       8             $4,000,000

Off-Balance-Sheet Arrangements

         We do not have any off-balance-sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3.            Controls and Procedures.

         As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report.

         In connection with our 2004 year-end audit, our independent registered public accounting firm identified three material weaknesses relating to our internal controls and procedures. These material weaknesses were: (1) inadequate preparation of account reconciliations on a timely basis; (2) inadequate controls over the inventory system resulting in errors in inventory costing; and
(3)  an  inadequate  system  to  identify,   track  and  properly  record  stock
compensation. In addition, in connection with the preparation of both this report and our Form 10-QSB filed August 22, 2005, we identified material weaknesses in our internal controls and procedures relating to the timely preparation of account reconciliations, delegation of authority, formalized review, and analysis and documentation of contracts and transactions. These weaknesses are attributable to the lack of staff with adequate experience, inadequate supervision of financial accounting personnel and the resignation of two chief financial officers within the past six months.

         In order to address the deficiencies described above and to improve our internal disclosure and control procedures for future periods, we intend to begin a search for a new chief financial officer and obtain accounting support from an outside consultant to bridge the gap until a permanent chief financial officer is hired. We also will:

         1. perform more detailed monthly and quarterly reconciliations and analysis of all general ledger accounts;
         2. review, select and implement available improvements in information systems for inventory accounting; and
         3. enhance staffing and training.

         These steps will constitute significant changes in internal controls that are reasonable likely to materially affect our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, and will take further action as necessary.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

         On September 15, 2005, we sold an aggregate principal amount of $2.8 million of 16.66% Senior Convertible Notes due February 28, 2007 (the "Notes") to accredited investors. Pursuant to the Notes, the principal amount and interest at a rate of 16.66% per annum are payable on March 31, 2007. In addition, any outstanding principal amount and accrued interest on the Notes are convertible into shares of the Company's Common Stock at the option of the holder at a conversion price of $.50 per share, subject to adjustment in the event the Company issues Common Stock at a price less then the then effective conversion price. This transaction was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated thereunder.

Item 3.            Defaults Upon Senior Securities.

         Not applicable.

Item 4.            Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.            Other Information.

         Not applicable.

Item 6.            Exhibits.


Exhibit
Number                                           Description
----------------------------------------------------------------------------------------------------------------
10.1          Purchase  Agreement,  dated September 12, 2005,  among the Company and the Purchasers  identified therein  (Incorporated  by  referenced to the Company's  Form 8-K filed with the  Securities  and
              Exchange Commission on September 16, 2005)
10.2          Form of the  Company's  16.66%  Senior  Convertible  Note due March  31,  2007  (Incorporated  by
              referenced  to the  Company's  Form 8-K filed with the  Securities  and  Exchange  Commission  on
              September 16, 2005)
10.3          Registration  Rights  Agreement,  dated September 12, 2005,  among the Company and the Purchasers identified  therein  (Incorporated  by  referenced  to the  Company's  Form  8-K  filed  with the
              Securities and Exchange Commission on September 16, 2005)
10.4          Waiver and Consent  Agreement,  dated  September 12, 2005,  between the Company and CAMOFI Master
              LDC  (Incorporated by referenced to the Company's Form 8-K filed with the Securities and Exchange
              Commission on September 16, 2005)
10.5          Amended and Restated 11% Senior Secured Note due May 2, 2008
              (Incorporated by referenced to the Company's Form 8-K filed with the Securities and Exchange Commission on September 16,
              2005)
10.6          Letter Agreement, dated September 15, 2005, with David
              Malone (Incorporated by referenced to the Company's Form 8-K filed with the Securities and Exchange Commission on
              September 16, 2005)
31.1          Certification  by Chief  Executive  Officer and  Principal  Financial  Officer,  required by Rule
              13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1          Certification  by Chief  Executive  Officer and  Principal  Financial  Officer,  required by Rule
              13a-14(b) or Rule 15d-14(b) of the Exchange Act

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      KNOCKOUT HOLDING, INC.


         Dated: November 22, 2005     By:/s/ John Bellamy
                                         ---------------------------------------
                                         John Bellamy
                                         Chief Executive Officer and Principal
                                         Financial Officer