Form 10KSB
period 2005-12-31
Knockout Holdings, Inc.
filed 2006-05-18
CIK 1128008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
                                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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


                  100 W. WHITEHALL AVENUE, NORTHLAKE, IL 60164
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone Number: (708) 273-6900
                                              ----------------

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|_| No|X|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      State issuer's revenues for its most recent fiscal year. $1,883,201

      The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of May 15, 2006 was $841,059.52.

      As of May 15, 2006, the issuer had 12,015,136 outstanding shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS


                                                                                                      PAGE
                                     PART I

Item 1.   Description of Business ............................................................           1
Item 2.   Description of Property ............................................................          12
Item 3.   Legal Proceedings ..................................................................          12
Item 4.   Submission of Matters to a Vote of Security Holders ................................          12

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters ...........................          13
Item 6.   Management's Discussion and Analysis or Plan of Operation ..........................          15
Item 7.   Financial Statements ...............................................................          23
Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure          23
Item 8A.  Controls and Procedures ............................................................          24
Item 8B.  Other Information ..................................................................          24

                                 PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act ..................................          25
Item 10.  Executive Compensation .............................................................          27
Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters ....................................................          29
Item 12.  Certain Relationship and Related Transactions ......................................          32
Item 13.  Exhibits ...........................................................................          35
Item 14.  Principal Accountant Fees and Services .............................................          36


SIGNATURES ...................................................................................          38


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

      Knockout Holdings, Inc. ("the Company," "we," "us," or "our"), through its wholly owned subsidiary The Knockout Group, Inc., is currently engaged in the business of selling industrial cleaning products, household cleaning products and automobile cleaning products that are based on a proprietary patented technology. We operate under a license agreement with George Foreman, the two-time World Heavyweight boxing champion. Initial sales of our cleaning products began in August 2004.

      We also currently own a 50% interest in Access: New Age Corp., which owns and operates an Internet website that was launched in April 1996. The website offers a large selection of "New Age" information, products and services - most of which are holistic, esoteric, spiritual, metaphysical and/or philosophical in character. Access: New Age Corp. has never had significant business operations and is not material to our current business.

ORGANIZATION

      We were formed under the laws of the State of Delaware in September 1998 as United Network Marketing Services, Inc. Upon our formation, we were a wholly owned subsidiary of United Network Technologies, Inc., a Delaware corporation. In January 1999, all of our issued and outstanding shares were distributed as a dividend to the stockholders of United Network Technologies, Inc. Following the dividend, United Network Technologies, Inc. no longer owned any of our shares. In May 1999, we acquired a 50% ownership interest in Access: New Age Corp. at a cost of $17,000. From our inception in September 1998 until December 28, 2004, we generated no revenues and did not have any significant business operations.

RECAPITALIZATION AND MERGER

      On December 28, 2004, we acquired The Knockout Group, Inc. by issuing 796,568 shares of Series A Preferred Stock to the stockholders of The Knockout Group, Inc. in exchange for all of the issued and outstanding shares of The
Knockout Group, Inc. Each share of Series A Preferred Stock will automatically convert into 160 shares of our common stock immediately after we amend our Certificate of Incorporation to authorize the issuance of a sufficient number of shares to complete the conversion. Prior to the transaction, we had no significant operations. Subsequent to completion of the transaction we changed our name to Knockout Holdings, Inc.

      For financial reporting purposes, this transaction has been reflected in the accompanying financial statements as a recapitalization of The Knockout Group, Inc. and the financial statements reflect the historical financial information of The Knockout Group, Inc., which was incorporated in Delaware in April 2003. Therefore, for accounting purposes, the shares recorded as issued in the transaction are the 8,175,747 shares owned by our shareholders prior to the transaction.

      Unless context indicates otherwise, references throughout this report to the "Company," "we," "us," or "our" are to Knockout Holdings, Inc., together with our operating subsidiary, The Knockout Group, Inc.

OUR BUSINESS

      We market and sell a line of cleaning products that are based on a patented proprietary technology. Our current product offering includes industrial cleaning products, household cleaning products and automobile cleaning products. We have a limited operating history and operated as a development stage company until August 2004. Pre-launch activities began with initial orders from several major retailers in August 2004. In the third quarter 2005, we implemented our first regional marketing campaign in Southern California, and we expect to implement marketing campaigns in other regions of the United States beginning in the fourth quarter 2006 after focusing our sales initiatives on the governmental, commercial and institutional marketplace.

      Our vision is to build brands that will be category leaders and have unique product positioning in each market segment in which we compete. We will provide customers with products that provide efficacy, value, and are environmentally responsible. We will strive to deliver products that:

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

KNOCK-OUT(R) CLEANING PRODUCTS

      Our cleaning products are based on two different technologies, an Encapsulation technology and a botanical disinfectant technology. The Knock-Out cleaning product line utilizes a patented Encapsulation technology intended for easy removal of dirt, grease and grime. The cleaning products are intended to be powerful cleaners that are environmentally friendly, contain no harmful ingredients, and function as multiple use products. The ingredients are biodegradable and predominantly water-based. We own the formulas and all related patent applications have been assigned to us by the inventors.

      Our Knock-Out products also include a disinfectant technology using pure plant extracts. With a pH of 7.0, the same as pure water, the formulation is intended to be less corrosive than competing disinfectants. It is approved by the United States Environmental Protection Agency for use on household food contact surfaces when used as directed. It is suitable for use around children and pets.

      We believe there is a growing awareness of the benefits of environmentally safe, non-toxic cleaning products amongst local, state and national government officials. The EPA and several major state officials, including the governor of New York, have announced intentions to shift procurement practices toward products that are environmentally safe. As such, we believe that this segment represents an excellent marketing opportunity for our products.

      We are currently exploring distribution and marketing opportunities for our cleaning products for use in industrial and commercial applications. Our Knock-Out(TM) Pro Green industrial line of cleaning products was developed for governmental, institutional and commercial use to provide a safe alternative to traditional toxic cleaning chemicals used in the janitorial supply industry. Many products on the market claim "environmental" but still contain toxic chemicals that are harmful to humans. Knock-Out(TM) Pro Green provides all the benefits of cleaning "green" without health risks. While we do not currently have any industrial and commercial contracts in place, we believe our products provide significant benefits versus current competitive offerings. We intend to enhance our product and packaging configurations to meet the needs of these potential customers.

      Our Knock-Out household cleaning system consolidates up to 20 regular household cleaning products currently used in many households and replaces them with four multi-use products for spot and large surface cleaning. Our current household product offering consists of a George Foreman Grill and Small Appliances Cleaner, Multi-Purpose Cleaner, Streak Free Glass Cleaner, Laundry Stain Remover and Disinfectant.

      In addition to the industrial and household products, we have also developed a line of specialty cleaning products for automobiles that includes a George Foreman Exterior Cleaner and Polisher, a Dash, Seat and Carpet Cleaner and a Bug, Grime and Wheel Cleaner. We plan to initiate the sell-in of our automotive line to retailers in the fourth quarter of 2006. We believe our products have the same, or greater, cleaning efficacy as current offerings in the market with the added benefit of being non-toxic and environmentally safe. We are in the early stages of this sell-in process, but expect our products to gain initial distribution in many automotive aftermarket stores.

      We believe our Encapsulation technology provides us with the ability to create a broad array of products over the next several years, including fruit and vegetable wash, silk plant cleaner, and pet shampoo. We may introduce additional products depending upon the success of our current offerings, outcome of certain concept testing and consumer research, and availability of resources.

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

PRODUCT DEVELOPMENT

      Our development strategy is related to our Encapsulation technology which we believe provides us with a strategic advantage, in that it gives us the ability to leverage the underlying formulation to create a broad array of products including industrial applications, household and automotive cleaners, pet shampoo, and many other products. We have filed twelve patents with the U.S. Patent and Trademark Office (of which one has already been granted) related to our proprietary formulation, concentrate process and various other applications not related to the patented formulation. We believe we have developed related intellectual property around these areas and have already received one patent with the other eleven currently pending. If we are awarded patents for the eleven patents pending or additional patents for future filings, we believe this will have a substantial impact on our asset quality and ability to leverage these assets in our marketing activities. There is no assurance that we will be granted additional patent rights for current or future filings, or if granted, that such patents will not be contested by others.

MARKET

      There is a difference between "environmental" and "people safe" cleaning products. Many products on the market claim "environmental" but still contain toxic chemicals that are harmful to humans. Knock-Out(TM) Pro Green provides all the benefits of cleaning "green" without health risks. Our completely non-toxic, plant-derived formula contains no bleach, carcinogens, harmful chemicals, and are non-reactive with a low PH.

      Below are a few informative facts about the cleaning products market which were published by the Office of Environmental Policy and Compliance, U.S. Department of the Interior
(http://greeninginterior.doi.gov/procure/environ_performan.ppt):

      o An average of 58.2 lbs. of chemical cleaning products are used per janitor per year.
      o 6% of cleaners should be avoided because of serious health/environmental threats.
      o 35% of cleaners require extreme care during use because they can blind the unprotected user, can cause severe skin damage, or can be absorbed through the skin or be inhaled to harm internal organs.

      According to an analysis of worker comp claims in Washington State by Tom Barron, chemical related worker injuries include acute blindness, skin damage and lung damage. Longer term exposure has caused damage to fetus, hormone modification, cancer and organ damage. About 40% of worker injuries involve eye irritation and burns, 35% involve skin irritation and burns, and 12% involve breathing chemical fumes. Six of 100 employees have loss time at an average cost of $725 per claim. (See http://greeninginterior.doi.gov/procure/environ_performan.ppt)

      Household cleaners are found in every home and in a variety of products such as disinfectants, polish, bleach, abrasive powders, detergents and fabric softeners. While these products are offered for every task, in every room, many can present health risks. Household cleaners can contain hazardous ingredients such as organic solvents and petroleum distillates, exposure to which can result in a variety of physical symptoms including headaches, fatigue, burning eyes, runny nose and skin rashes. These symptoms can occur immediately or shortly after product use.

      Some ingredients used in household cleaners are known to cause cancer in animals and are suspected of causing cancer in humans. In addition, ingredients in household cleaners may be harmful to unborn children. This is one reason why pregnant women are cautioned to restrict their use of household chemicals.

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

      o Over 150 chemicals found in the average home have been linked to allergies, birth defects, cancer and psychological abnormalities. (Source: Consumer Product Safety Commission, via www.earthwellness.com)

      We believe industry and consumers are looking for institutional, household and automotive cleaners that are reliable, effective, easy to use, non-toxic and environmentally friendly. There are only a small number of brands that satisfy this need, but they are generally classified as niche brands and sold over the Internet or in very limited retail distribution. We believe that none of the niche brands have effectively driven awareness of the health and safety issues involved in the use of many household cleaners.

CHANNELS OF DISTRIBUTION

      We currently distribute our products direct to industrial end users, retail and wholesale outlets in the United States. We also intend to sell products through alternate distribution channels including television infomercials, QVC, industrial and governmental markets, and directly to consumers through the Internet. Initially, we plan to sell our cleaning products primarily within the United States and Canada.

      We generate sales through a small, dedicated sales force and a network of independent commissioned sales organizations (brokers). The retail outlets through which we distribute our cleaning products include mass merchandisers, warehouse clubs, drug, hardware and grocery stores, and automotive retailers. We also have run infomercials for our products, but have not yet contracted with any television channels.

PRINCIPAL SUPPLIERS

      On July 22, 2004, our operating subsidiary The Knockout Group, Inc. entered into an exclusive agreement with Charleston Holdings, LLC, a Delaware limited liability company, in which two of our former directors own a minority interest, to provide concentrate for some of our products. Under the agreement, Charleston Holdings, LLC transferred ownership to us of the proprietary formula for the concentrate, and we granted Charleston Holdings, LLC the exclusive right to provide the concentrate to us. In the event that Charleston Holdings, LLC identifies an application for the proprietary formula that we are not interested in pursuing, Charleston Holdings, LLC may sell the formula for such use with our express written approval. In such event, Charleston Holdings, LLC will pay us a royalty of $0.20 for each gallon of ready-to-use product containing the proprietary formulation.

      If Charleston Holdings, LLC elects not to manufacture or fails to deliver concentrate to us in the required specification within 60 days of receipt of a purchase order, we have the option to have a third party manufacturer buy bulk ingredients to mix, bottle and package our products. Should we select this option due to business needs, we must pay Charleston Holdings, LLC $0.20 per gallon of ready-to-use product produced. The agreement with Charleston Holdings, LLC continues in effect until terminated in accordance with its terms. The agreement may be terminated by us for the following reasons: (a) if Charleston Holdings, LLC defaults in its obligations to procure and maintain insurance; (b) if Charleston Holdings, LLC becomes insolvent, makes an assignment for the benefit of creditors or has a petition in bankruptcy filed for or against it;
(c) if Charleston Holdings, LLC is convicted of a felony related to the manufacture, use or sale of the concentrate formula; or (d) if Charleston Holdings, LLC defaults in the performance of any other obligations under the agreement and the default is not cured within 60 days of receiving written notice from us of such default. The agreement may be terminated by Charleston Holdings, LLC for the following reasons: (a) if we fail to procure and maintain adequate insurance; (b) if we become insolvent, make an assignment for the benefit of creditors or have a petition in bankruptcy filed for or against us;
(c) if we are convicted of a felony related to the manufacture, use or sale of the concentrate formula; (d) if we cease manufacturing, marketing, selling or distributing products that use the concentrate; or (e) if we default in the performance of our obligations under the agreement and the default is not cured within 60 days of receiving written notice of such default from Charleston Holdings, LLC.

      We have a non-exclusive license agreement to market and distribute our botanical disinfectant product, which can only be obtained from a sole provider. The current contract covers a three-year period beginning February 24, 2004 until February 23, 2007. The contract contains certain performance requirements. There can be no assurance that this contract will be renewed or renewed on terms and conditions comparable to the existing agreement.

MANUFACTURING, WAREHOUSING, AND DISTRIBUTION

      We believe our core competency is in branding, sales and marketing. As such, we have outsourced manufacturing, warehousing and distribution activities to third party vendors. As is typical for companies with a limited operating history such as us, in order to maintain operational flexibility, our arrangements with these third party vendors have not been memorialized in definitive agreements. The markets for third party contract manufacturing, warehousing, and distribution services are well developed in the United States. We do not maintain exclusive relationships with any one vendor in these areas.

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

COMPETITION

      The market for consumer products is highly competitive. Our products compete with other nationally advertised brands within the industrial, household and automotive cleaning categories and with "private label" brands and "generic" non-branded products of grocery chains and wholesale cooperatives. We also compete with similar and alternative products, many of which are produced and marketed by major national enterprises having financial resources substantially greater than ours. Our products compete on price, quality and other benefits to industrial clients and consumers from our proprietary technology. A newly introduced consumer product usually encounters intense competition requiring substantial expenditure for advertising and sales promotion. If a product gains consumer acceptance, it typically requires continuing advertising and promotional support to maintain its relative market position. Since we have a limited operating history, our market position is marginal when compared with larger sellers of cleaning products such as Proctor & Gamble and The Clorox Company.

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

      In addition, substantially all aspects of our marketing operations are subject to oversight and regulation by federal, state and local agencies including the Federal Trade Commission. Federal Trade Commission regulations are primarily governed under Section 5 of the Federal Trade Commission Act prohibiting deceptive advertising. Various state and local governments have comparable fair practice laws, which are applicable to us. In addition, the infomercial industry has set up guidelines for the truth and substantiation of infomercial claims and products through its self-regulation trade association, Electronic Retailing Association, of which we are a member. We believe all of our current infomercials comply with applicable Federal Trade Commission standards and the Electronic Retailing Association guidelines.

INTELLECTUAL PROPERTY

      Our cleaning product technology has been granted one patent (US 7,008,917) on April 7, 2006 with an expiration date of June l5, 2024 for a method of formulating a cleaning composition in a concentrated form and our disinfectant products are protected by patents that we are licensed to use pursuant to a memorandum of understanding dated February 24, 2004 between The Knockout Group, Inc. and Sensible Life Products, a division of Laid Back Designs, Ltd. The disinfectant patent is licensed to us for an in initial term of three years with the right to renew for successive three-year periods provided certain minimum order requirements are met. The license allows us to sell products exclusively for retail household and retail automotive hard surface disinfectant markets and on a non-exclusive basis to U.S. federal, state and local governments; however, we have a right of first refusal to exclusively market, sell an distribute the product to U.S. federal, state and local governments.

      We have filed an additional twelve patent applications that are pending with the U.S. Patent and Trademark Office, two of which have been granted serial numbers as follows: (1) 1406-003: A cleaning composition in a concentrated form
- Serial No. 10/868,541; (2) 1406-004: Method of formulating a cleaning composition for use in cleaning - Serial No. 10/868,464. In December 2005 an additional ten patents were filed on behalf of the company. The application numbers are as follows: (1) 11/299,483: A cleaning wipe material and cleaning composition; (2) 11/299,495: A cleaning composition which renders a surface stain resistant; (3) 11/301,044: A cleaning wipe with photo reactive agent; (4) 11/301,041: A cleaner which renders a surface hydrophobic; (5) 11/301,006: A thixotropic cleaning composition; (6) 11/301,966: A cleaning composition with time-release cleaning; (7) 11/301,967: A cleaning composition with time-release fragrance; (8) 11/301,968: A cleaning composition with a coloring agent to indicate coverage; (9) 11/299,496: A streak free glass cleaner; and (10) 11/299,419: A cleaner which renders a surface hydrophilic.

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

EMPLOYEES

      As of May 12, 2006, we had eleven full time employees and no part time employees. We consider our relations with our employees to be good.

RISK FACTORS

OUR FINANCIAL STATUS CREATES DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN FOR MORE THAN 12 MONTHS FROM THE DATE OF THIS REPORT, AND, IF WE DO NOT CONTINUE AS A GOING CONCERN, INVESTORS WILL LOSE THEIR ENTIRE INVESTMENT.

      For the fiscal year ended December 31, 2005, the Company had revenue of $1.9 million, compared with revenue of $679,000 for the fiscal year ended December 31, 2004. We incurred a net loss of $17.4 million for 2005, with a net loss available to common shareholders of $19.7 million after reflecting $2.3 million in dividends to preferred shareholders. For 2004, we incurred a net loss of $12.6 million, with a net loss available to common shareholders of $14.2 million after reflecting $1.6 million in dividends to preferred shareholders. At December 31, 2005, we had a working capital deficiency of $3,869,064, an accumulated deficit of $31,724,586, and we are currently in default of interest payments required under our outstanding 11% Senior Secured Note. The failure to pay interest when due on the 11% Senior Secured Note also caused a default on our outstanding 16.66% Senior Convertible Notes. As a result of these defaults, the debt holders have the right at any time to declare the full principal amount of the debt, together with interest and other amounts owing in respect thereof, immediately due and payable in cash. If the holder of our outstanding 11% Senior Secured Note exercises its right to accelerate our payment obligations, we would be required to repay 115% of the outstanding principal amount and, beginning five days after the date of default of October 5, 2005, the interest rate would accrue at the rate of 20% per annum or such lower maximum amount of interest permitted to be charged under applicable law. If the holders of our outstanding 16.66% Senior Convertible Notes exercise their right to accelerate our payment obligations, we would be required to pay interest on the outstanding principal and unpaid interest plus interest thereon beginning seven trading days after the date of default of October 5, 2005 at the lower of 18% per annum or the highest rate permitted by law. If any of our debt holders exercise their rights we could be forced into bankruptcy. As a result of our continuing losses and negative cash flows, our independent registered public accounting firm, BDO Seidman, LLP, issued a "going concern" opinion in connection with their audit of our financial statements for the year ended December 31, 2005. This opinion expressed substantial doubt as to our ability to continue as a going concern. Because of these conditions, we will require additional working capital to develop business operations. We intend to raise additional working capital through private placements of debt or equity securities. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements necessary to support our working capital requirements. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, the Company may be forced to discontinue operations, which would cause investors to lose their entire investment.

NOT HAVING SUFFICIENT ACCESS TO CAPITAL WOULD PREVENT US FROM MARKETING OR EXPANDING OUR PRODUCT LINE. IN ADDITION, SIGNIFICANT INFUSIONS OF ADDITIONAL CAPITAL MAY RESULT IN DILUTION TO YOUR OWNERSHIP AND VOTING RIGHTS IN OUR SECURITIES.

      Our business plan contemplates a rapid rollout of our cleaning products through multiple channels, which will require significant capital. We expect our business plan will require approximately $15 million in additional capital over the next 12 to 18 months. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. If we cannot raise the additional capital required to implement our business plan, we will have to discontinue operations. Further additional debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences or privileges that are senior to our common stock.

OUR AUDITORS HAVE IDENTIFIED MATERIAL WEAKNESSES IN THE DESIGN AND OPERATION OF OUR INTERNAL CONTROLS, WHICH, IF NOT PROPERLY REMEDIATED, COULD RESULT IN MATERIAL MISSTATEMENTS IN OUR FINANCIAL STATEMENTS IN FUTURE PERIODS.

      In connection with both our 2005 and 2004 year-end audits, our independent registered public accounting firm identified material weaknesses in the design and operation of our internal controls. A material weakness is defined by the Public Company Accounting Oversight Board (United States) as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

      In connection with our 2004 year-end audit and the preparation of our quarterly reviews during 2005, our independent registered public accounting firm identified three material weaknesses relating to our internal controls and procedures. These material weaknesses were (1) inadequate preparation of account reconciliations on a timely basis; (2) inadequate controls over the inventory system resulting in errors in inventory costing; and (3) an inadequate system to identify, track and properly record stock compensation.

      The material weaknesses identified by our independent registered public accounting firm as of December 31, 2005 related to a lack of review and analysis of significant contracts and transactions, such as debt and equity agreements, to determine the appropriate accounting treatment.

      These  weaknesses  are  attributable  to the lack of staff  with  adequate experience, inadequate supervision of financial accounting personnel and the resignation of two chief financial officers during the second and third fiscal quarters of 2005. Given the current small scale of our operations, upon identification of these problems in our internal control structure, senior management of the Company was able to closely review all significant transactions during the reporting periods in order to ensure that the Company's financial statements complied with GAAP.

      In order to address the deficiencies described above and to improve our internal disclosure and control procedures for future periods, we are searching for a new chief financial officer and have retained accounting support from outside consultants to bridge the gap until a permanent chief financial officer is hired. While we have not yet hired a new chief financial officer, in the fourth quarter of 2005 we hired outside consultants to review our financial reporting and internal controls and oversee the financial reporting process, including the implementation of improvements in these areas.

      These steps constitute significant changes in internal controls that are reasonably likely to materially affect our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, and will take further action as necessary. If we are not able to adequately address the material weaknesses in our internal controls, it is possible that a material misstatement of our annual or interim financial statements will not be prevented or detected. Any failure in preventing or detecting a material misstatement of our annual or interim financial results could have a material adverse effect on our stock price and on our results of operations.

FAILURE TO ACHIEVE MARKET ACCEPTANCE OF OUR PRODUCTS WOULD RESULT IN LACK OF REVENUES.

      Our business is primarily based on a new line of industrial, household and automobile cleaning products. There is no assurance that our products will gain wide consumer acceptance or any acceptance. Market acceptance of our products may take a long time. The introduction of a new brand generally requires a minimum of twelve to eighteen months before a new product will receive market acceptance from consumers and retailers. If our products do not gain a sufficient level of consumer acceptance, our revenues could be adversely affected which would have a material impact on our business.

OUR EXCLUSIVE ENDORSEMENT AND LICENSING ARRANGEMENT WITH GEORGE FOREMAN IS SUBJECT TO TERMINATION IN CERTAIN INSTANCES, WHICH COULD RESULT IN A SUBSTANTIAL LOSS OF REVENUES FROM OUR PRODUCTS.

      We have entered into an exclusive endorsement and licensing arrangement with George Foreman, the boxing and marketing personality. Under the terms of this arrangement, we are obligated to make certain minimum payments to Mr. Foreman. Failure to meet these payments would result in a default under the contract. If the license terminates, we would no longer have the right to use the name and likeness of Mr. Foreman and would be unable to sell products under the George Foreman label, which we expect to account for substantially all of our product sales in the immediate future. If this were to occur, we could likely experience a substantial loss of revenue from our products.

OUR INABILITY TO OBTAIN PATENTS ON OUR TECHNOLOGY WOULD ADVERSELY AFFECT OUR ABILITY TO MARKET OUR PRODUCTS.

      Failure to obtain additional patents on our Encapsulation technology might adversely affect our ability to market our cleaning products. This technology is the subject of pending patent applications with the U.S. Patent and Trademark Office. If these patents are not granted, it may reduce our ability to effectively market our products in a distinctive manner.

OUR DEPENDENCE ON A SINGLE CELEBRITY FOR MARKETING PURPOSES MAKES THE SUCCESS OF OUR BUSINESS SUBJECT TO THE RISKS OF DEATH OR DISABILITY OF THE CELEBRITY OR CONVICTION OF THE CELEBRITY IN A CIVIL OR CRIMINAL MATTER.

      We are highly dependent upon George Foreman to generate significant awareness for our cleaning brands. Extenuating circumstances and events, including death, illness, or civil or criminal penalties filed against Mr. Foreman could have a significant adverse impact on the business. Furthermore, we are subject to risks associated with having our brand identified with a celebrity personality. If consumer views toward Mr. Foreman should significantly change, our brand value could be severely impacted, which could be detrimental to our business.

THE SUCCESS OF OUR ADVERTISING AND MARKETING EFFORTS AND THEIR ABILITY TO PRODUCE SALES ARE UNCERTAIN.

      Our business is directly affected by the success or failure of our advertising and promotional efforts. Future advertising efforts by us may be costly and may not result in anticipated sales. Failure to realize sufficient revenue from our advertising and promotional expenditures, together with the possible adverse impact on our brand value and inability to gain market share, would have a negative impact on our revenue and results of operations.

INTENSE COMPETITION MAY MAKE IT DIFFICULT OR IMPOSSIBLE TO GENERATE SUFFICIENT DEMAND FOR OUR PRODUCTS TO MAKE A PROFIT.

      We face intense competition from large multinational manufacturers of industrial, household and automotive cleaning products, as well as smaller specialty manufacturers. The industrial, household and automotive cleaning markets are mature markets with modest overall growth anticipated. Large multinational companies with popular brand products control a substantial share of both markets. We compete within these markets based primarily on products sold, price, quality, service and distribution. From time to time, the intensity of competition results in price discounting in a particular industry or region. Such price discounting puts pressure on margins and can negatively impact operating profit. Our prospects depend on our ability to increase our market share. An unexpected inability to gain market share or meet our business plan could result from pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, or a failure to price the product competitively, leading to severe downward pressure on the prices of our products. If this occurs, our revenue may be materially adversely affected.

INABILITY TO SATISFY DEMAND FOR OUR PRODUCT WOULD REDUCE OUR ABILITY TO GAIN A FOOTHOLD IN THE MARKET.

      Even if our cleaning products do gain industrial, consumer and retail acceptance, there is no assurance that we will be able to successfully meet the market's demand should our manufacturers' capacity become limited or if we do not have sufficient capital to pay manufacturing costs. If we cannot meet the demand for our products, our ability to gain a foothold in the market may be compromised, with consumers turning to other products that are available in sufficient numbers.

IF OUR SUPPLIERS ARE UNABLE TO DELIVER PRODUCT, OUR REVENUE, AND ULTIMATELY PROFITS, WOULD BE REDUCED.

      We are highly dependent on third party vendors to manufacture and distribute our cleaning products. The availability of production capacity, fluctuations in the manufacturing yields at third parties' facilities, the cost of raw materials, and quality control of suppliers are all risks. There is no assurance that these vendors or our manufacturers will be able to meet production demands or quality control standards, the failure of which could significantly impact our results of operations.

THE DEPARTURE OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR ABILITY TO RUN OUR BUSINESS.

      Our future success is dependent on the personal efforts, performance and abilities of key management, including John Bellamy, our Chairman and Chief Executive Officer, and Dr. Isaac Horton, III, a consultant and our Secretary and our Vice Chairman. Both of these individuals are integral parts of our daily operations. On June 2, 2005, Oscar Turner resigned from his positions as a director, our Chief Financial Officer, Principal Accounting Officer and Treasurer, and on June 21, 2005, Ahmed Shaikh resigned from his position as our Chief Operating Officer. On June 2, 2005, we hired Richard S. Han as Chief Financial Officer, and Mr. Han subsequently resigned on October 27, 2005. Mr. Bellamy is presently acting as our Principal Financial Officer. On June 21, 2005, we hired David E. Malone as Chief Operating Officer, and Mr. Malone subsequently was terminated on December 7, 2005. We do not yet have a replacement for Mr. Malone. To our knowledge, none of our other executive officers currently have any plans to retire or leave our company in the forseeable future. We have an employment agreement with Mr. Bellamy and a consulting agreement with Dr. Horton, and we had employment agreements in place for Messrs. Turner, Shaikh, Han and Malone. Further, although we have employment or consulting agreements in place with our key management personnel, as demonstrated by the resignations of Messrs. Turner, Shaikh and Han and the termination of Mr. Malone, such agreements do not ensure that such persons will remain with our company. We do not maintain any key life insurance policies for any of our executive officers or other personnel. The turnover in our Chief Financial Officer position has contributed to existing weaknesses in our disclosure controls and procedures. The loss of other members of our senior management could significantly impact our business until adequate replacements can be identified and put in place.

FAILURE TO MAXIMIZE OR TO SUCCESSFULLY ASSERT OUR INTELLECTUAL PROPERTY RIGHTS COULD ADVERSELY AFFECT OUR COMPETITIVENESS.

      We have one patent granted, twelve patent applications pending and trade secrets, proprietary technology and licensing agreements in place. We believe that implementation of our business plan is highly dependent upon successfully protecting our intellectual property rights. There is no assurance that we will be able to protect these rights if challenged, or that these rights will be effective in enabling us to achieve our objectives.

OUR INABILITY TO MAINTAIN KEY TRADEMARKS OR LICENSES IN EFFECT WOULD ADVERSELY AFFECT OUR BUSINESS.

      We own and use trademarks and operate under a trademark and other license agreements. We believe that these trademarks and licenses have significant value and are instrumental in our ability to create and sustain demand for our products. There is no assurance that these trademarks and licensing agreements will remain in effect and enforceable or that any license agreements, upon expiration, can be renewed on acceptable terms or at all. In addition, any future disputes concerning these trademarks and licenses may cause us to incur significant litigation costs or force us to suspend use of the disputed trademarks.

WE HAVE A SUBSTANTIAL NUMBER OF SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION OF OUTSTANDING PREFERRED STOCK AND WARRANTS WHICH WILL CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING COMMON STOCKHOLDERS UPON CONVERSION OR EXERCISE.

      As of May 12, 2006, we had 796,568 shares of Series A Preferred Stock outstanding that will automatically convert into 127,450,880 shares of common stock upon effectiveness of an amendment to our Certificate of Incorporation to increase the number of shares of common stock that we are authorized to issue to 300,000,000 shares. As of May 12, 2006, we had 116,754 shares of Series B Preferred Stock outstanding that will automatically convert into 18,680,640 shares of common stock upon effectiveness of the amendment to our Certificate of Incorporation. On February 1, 2005, holders of a majority of our outstanding voting capital stock acted by written consent and approved the amendment to our Certificate of Incorporation to increase the number of our authorized common stock. The amendment to our Certificate of Incorporation will be effective approximately 20 days after the initial mailing of an information statement to our shareholders notifying them of the amendment. As of May 12, 2006, we also had outstanding warrants to purchase 7,050,775 shares of our common stock. As of May 12, 2006, we had 12,015,136 shares of common stock issued and outstanding. Upon conversion and exercise of the outstanding shares of preferred stock and the outstanding warrants, there will be an estimated 165,197,431 shares of our common stock outstanding. Conversion of the outstanding Series A and Series B Preferred Stock and exercise of outstanding warrants will cause immediate and substantial dilution to the existing holders of our common stock.

THE LIMITED MARKET FOR OUR COMMON STOCK WILL MAKE OUR STOCK PRICE MORE VOLATILE; THEREFORE YOU MAY HAVE DIFFICULTY SELLING OUR COMMON STOCK.

      The market for our common stock is limited, and we cannot assure you that a larger market will ever be developed or maintained. Currently, our common stock is traded on the OTC Bulletin Board. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

FUTURE SALES UNDER RULE 144 MAY IMPAIR OUR ABILITY TO RAISE ADDITIONAL CAPITAL THROUGH THE SALE OF EQUITY SECURITIES WHEN NEEDED TO FINANCE OUR CONTINUING OPERATIONS.

      As of May 12, 2006, we had 12,015,136 shares of common stock issued and outstanding, of which we believe approximately 3,014,063 shares to be restricted shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. We believe that most if not all of the 12,015,136 issued and outstanding shares of our common stock are owned by non-affiliates and have been held for over two years. The sale in the public market of these shares of common stock may adversely affect prevailing market prices of our common stock.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

      The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

      o that a broker or dealer approve a person's account for transactions in penny stocks; and
      o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

      In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      o obtain financial information and investment experience objectives of the person; and
      o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

      The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

      o sets forth the basis on which the broker or dealer made the suitability determination; and

      o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

      Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

      Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2. DESCRIPTION OF PROPERTY.

      We lease our office space at 100 W. Whitehall Avenue in Northlake, Illinois. We recently renegotiated the lease for a term of eighteen months effective December 1, 2005 to July 31, 2007. We relinquished our warehouse space since it is no longer needed for retail distribution purposes. The company will utilize third party warehouse space in the future. The base rent is $15,000 per month plus our appropriate share of common area costs, insurance and property taxes. The lease does not have specific renewal provisions. At the expiration of the lease term, we believe we will be able to find an adequate replacement facility if required.

ITEM 3. LEGAL PROCEEDINGS.

      On December 9, 2005, former Knockout Holdings, Inc. executive David Malone filed a demand for arbitration with JAMS, The Resolution Experts in Chicago, Illinois, Case No. 1340005682. In the demand, Mr. Malone asserts a claim for breach of contract against Knockout Holdings, Inc., John Bellamy and Isaac Horton in relation to his termination of employment. Mr. Malone alleges that Knockout Holdings, Inc. terminated him without cause and, therefore, Mr. Malone is entitled to his base salary for 12 months ($240,000.00), an annual bonus equal to 50% of his base salary, prorated ($34,800) and additional percentage compensation equal to 1 1/2% of Excess Gross Sales pursuant to the employment agreement. Further, Mr. Malone is seeking a declaration that pursuant to the employment agreement he is entitled to stock options to purchase 8,500,000 shares of common stock from Mr. Bellamy and Mr. Horton who agreed to offer up their own stock options contingent upon certain conditions being met pursuant to the employment agreement. Knockout Holdings, Inc. denies Mr. Malone's allegations and denies that he is entitled to recover any sums from the respondents. Knockout Holdings, Inc. believes it terminated Mr. Malone's employment for cause pursuant to the terms of his employment agreement. The respondents filed a response to the arbitration demand on March 29, 2006. The parties are scheduled to exchange discovery-relevant documents by April 19, 2006. The discovery cut-off date is May 26, 2006 and the arbitration hearing is set for July 11 and 12, 2006. The Company and its legal counsel are currently unable to assess the outcome of this matter at this time. The Company intends to vigorously defend its position.

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


                                                   Fiscal 2006         Fiscal 2005          Fiscal 2004
                                               -------------------- ------------------- ---------------------
      Fiscal Quarter                           High       Low       High      Low       High       Low
      -------------------------------------------------------------------------------------------------------
      First Quarter Ended March 31             $0.42      $0.08               $2.20     $0.10      $0.10
      Second Quarter Ended June 30             ---        ---       $2.70     $0.97     $0.15      $0.10
      Third Quarter Ended September 30         ---        ---                 $1.20     $0.12      $0.10
      Fourth Quarter Ended December 31         ---        ---       $0.62     $0.11     $3.30      $0.10


HOLDERS

      As of May 12, 2006, our shares of common stock were held by approximately 211 shareholders of record. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

DIVIDENDS

      We have not declared any dividends on our common stock to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment by us of dividends on our common stock, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

      We sold the following equity securities during the fiscal year ended December 31, 2005 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

      All of the below unregistered sales of securities was made pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act and/or Rule 506, promulgated thereunder. Except as expressly set forth below, the individuals and entities to whom we sold securities are unaffiliated with us. For each of the below sales of unregistered securities, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act. Each of the below security holders who were not our executive officers represented that they are accredited and sophisticated investors, that they are capable of analyzing the merits and risks of their investment, and that they understand the speculative nature of their investment. Furthermore, all of the below-referenced persons had access to our Securities and Exchange Commission filings.

      On January 10, 2005, we sold an aggregate of 69,624 shares of Series B Preferred Stock and warrants to purchase 1,113,984 shares of common stock to 17 accredited investors for aggregate gross proceeds of $3,265,000. On January 17, 2005, we sold an aggregate of 47,130 shares of Series B Preferred Stock and warrants to purchase 754,087 shares of common stock to 22 accredited investors for aggregate gross proceeds of $2,210,000. We sold shares of Series B Preferred Stock for a per share purchase price of $46.8933. For each share of Series B Preferred Stock purchased, investors received warrants to purchase 16 shares of common stock. The warrants are exercisable for five years from the date of issuance at a price of $2.25 per share. Each share of Series B Preferred Stock will automatically convert into 160 shares of our common stock immediately after we amend our Certificate of Incorporation to authorize the issuance of a sufficient number of shares to complete the conversion. These securities were sold pursuant to the exemption from registration requirements provided by
Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. On July 12, 2005 the Company amended these warrants by reducing the exercise price to $.50 per share.

      On May 2, 2005, we sold a $3,000,000 11% Senior Secured Note and a warrant to purchase 700,000 shares of our common stock to one accredited investor. The warrants were subsequently cancelled on August 2, 2005, in exchange for 4,375 Shares of Series A Preferred Stock, contributed by the Company's CEO, John Bellamy. The first 15 months of interest on the 11% Senior Secured Note was held in an escrow account to be disbursed as quarterly interest payments become due, and $364,453 was subsequently released in September 2005 as prepayment of outstanding principal, reducing the note balance to $2,635,547. The terms of this debt originally called for interest at a rate of 11% with interest payable quarterly. In September 2005, the Company entered into an amended and restated agreement with the 11% debt holder, which (1) granted the debt holders the right to convert at their option the principal amount of the note into shares of the Company's common stock at a conversion price of $0.50, (2) required funds in the amount of $364,453 which were being held in escrow to pay interest to be released to the debt holders as a pre-payment of the outstanding principal, (3) required a shareholder of the Company to transfer to the debt holders 18,750 shares of Series A preferred stock, (4) reduced the exercise price of 364,720 warrants to purchase common stock from $0.50 to $0.30 and (5) terminated the 11% debt holders' security interest in substantially all of the assets of the Company. Under the original and amended terms, after expiration of the first 15 months, we have the option to pay interest in shares of common stock at a rate equal to 85% of the volume weighted average price of the common stock for the 20 trading days immediately prior to the applicable interest payment date. However, payment in shares of common stock may only occur if during the 20 trading days prior to the applicable interest payment date certain equity conditions have been met, the payment in shares of common stock would not exceed 25% of the trading volume for any of the previous ten trading days and provided that we have given the holder written notice thereof within ten trading days of an interest payment date. In addition, beginning 15 months after issuance of the Note, on the first business day of each month we must redeem 1/21st of the original principal amount of the Note plus accrued and unpaid interest and any other amounts then owing to the holder under the Note. The monthly redemption amount may be paid in cash or by the issuance of common stock on the same terms of interest payments described above. These securities were sold pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

      On September 15, 2005, we sold an aggregate principal amount of $2.8 million of 16.66% Senior Convertible Notes to accredited investors. The principal amount and interest at a rate of 16.66% per annum are payable on the 16.66% Senior Convertible Notes on March 31, 2007. In connection with the issuance of this debt, a shareholder of the Company, Kevin Waltzer, contributed 59,302 shares of Series A preferred stock to the Company which were then issued to the 16.66% debt holders. Any outstanding principal amount and accrued interest on the 16.66% Senior Convertible Notes are convertible into shares of the our common stock at the option of the holder at a conversion price of $.50 per share, subject to adjustment in the event we issue common stock at a price less then the then effective conversion price while the 16.66% Senior Convertible Notes are outstanding. These securities were sold pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

      During 2005 we issued warrants to purchase 150,000 shares of common stock to consultants as compensation for services received. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of the warrants at the time of issuance, which ranged from $1.45 to $1.75 per warrant. The warrants have a term of ten years and exercise prices ranging from $0.293 to $1.00 per share. These warrants were issued pursuant to the exemption from registration requirements provided by
Section 4(2) of the Securities Act.

      During 2005 we issued 8,750 shares of common stock in exchange for services rendered. As the fair market value of the services was not readily determinable, the value recorded for the services was based on the fair market value of the common stock issued which totaled $14,437. These shares of common stock were issued pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under "Risk Factors" appearing under "Item 1. Description of Business." and elsewhere in this report on Form 10-KSB.

      This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

BACKGROUND

      Knockout   Holdings,   Inc.  is  a  marketing  company  committed  to  the
development of celebrity products that are safe for human use and environmentally friendly. We are currently engaged in the business of selling cleaning products that are based on a proprietary "encapsulation" technology. We operate under an exclusive license agreement with George Foreman, the two-time World Heavyweight boxing champion, and sell our products primarily through retail stores throughout the United States. Our product offerings currently consist of industrial, household and automotive cleaning products for retail, institutional and commercial use. The George Foreman "Grill" cleaner product was sold minimally during 2005, and the Company is in the process of a 2006 launch of the grill cleaner as an extension of our product line.

      Our wholly owned subsidiary, The Knockout Group, Inc., a Delaware corporation, was formed in April 2003 and began operations the same year. All of our business operations are through The Knockout Group, Inc. The Knockout Group, Inc. has a limited operating history and operated as a development stage company until August 2004. In August 2004, we received initial orders from several retailers and by year-end 2004 our products were being sold in major retail stores across the country. After less than acceptable sales in retail outlets over several months, we completed concept testing of our products in April 2005 and conducted various focus groups and consumer testing activities to this extent. We launched a successful momentum market campaign in late 2005 to test our products utilizing a variety of advertising and promotional initiatives in Southern California to determine the velocity of product sales from store shelves. The campaign tested pricing strategies against competitive products utilizing coupons, in-store promotions, celebrity appearances, media buys, etc. After the success of the campaign, we developed a comprehensive regional roll out strategy including media and promotional plans to support the sales and marketing of our products into retail channels based on lessons learned from the campaign.

      To help support the costs associated with the planned regional roll out, in December 2005 we completed the development of a commercial and institutional line of environmentally friendly cleaning products and adopted a strategy to focus on governmental and industrial sales during 2006. Since the product development was initiated in December, the Company did not generate contracts or revenue from industrial and governmental sales during 2005. Although we believe there is a substantial market for effective, non-toxic, environmentally safe cleaning products, there is no assurance that we will be successful in acquiring contracts or gaining distribution through these channels.

      We are planning a retail initiative that will rely on sales based on the credibility of the products being on the shelves of certain retailers rather than relying solely on mass media advertising. We expect this initiative will occur prior to our planned regional roll out strategy in the forth quarter 2006 to grocery, drug, convenience chains and mass retailers, including those retailers that have discontinued carrying our products and those that are still carrying them. The marketing elements of the initiative will include a combination of retailer and consumer promotional programs, in store merchandising, and Internet marketing. Media activities planned include the launch of household and automotive infomercials, release of a news program which highlights the impact of harmful chemicals, and radio and television advertising and public relations activities. An essential element of this campaign is personal appearances by George Foreman on local and national talk shows which began in April 2005.

      We plan to initiate the sell-in of our automotive line to retailers in the fourth quarter of 2006. We believe our products have the same, or more cleaning efficacy as current offerings in the market with the added benefit of being non-toxic and environmentally safe. We have presented our commercial and institutional product line to major corporations, governmental and industrial targets and are in the early stages of this sell-in process. However, we expect our automotive products will gain initial distribution in many of these facilities by the end of 2006. In addition to our current commercial, institutional, household and automotive offerings, we believe that our proprietary formulation will enable us to introduce several new products as additional line extensions. We are currently exploring the attractiveness of certain distribution and marketing arrangements with third parties to enhance distribution of our automotive products.

      We are also exploring strategic acquisitions in the facilities management and cleaning chemical distribution industry that could provide distribution and marketing opportunities for our cleaning products for use in industrial, commercial and governmental applications. There is no assurance that we will be successful in acquiring targeted companies or gaining distribution through these channels, but we believe our products provide significant benefits compared to current competitive offerings.

      We currently distribute our products solely in the continental United States. We believe it is important to establish a strong initial presence in the United States before considering major international expansion. However, we believe our celebrity endorser has high name recognition and awareness among international consumers. As a result, we intend to explore the possibility of entering into marketing and distribution arrangements for our products in locations outside the United States in the long-term future. There is no assurance that we will be successful in gaining distribution in these markets.

      We filed three patents with the U.S. Patent and Trademark Office related to our proprietary formulation and concentrate process, of which one patent has been granted. An additional ten patent applications were filed in the third quarter of 2005 related to a variety of proprietary cleaning applications. We believe we have developed related intellectual property around these areas. If we are granted patents for the remaining twelve filings or additional patents for future filings, we believe this will have a substantial impact on our asset quality and ability to leverage these assets in our marketing activities. There is no assurance that we will be granted additional patent rights for current or future filings, or if granted, that such patents will not be contested by others.

      From inception of The Knockout Group, Inc. in April 2003 through December 31, 2005, Knockout Holdings, Inc. and The Knockout Group Inc. have raised approximately $13.7 million through the issuance of convertible preferred stock and another $8.3 million through the issuance of debt with detachable warrants, including debt convertible into our common stock. We have incurred cumulative losses of $31.7 million through December 31, 2005, at which date we had cash of $791,011 and negative working capital of $3.7 million.

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

Impairment Charges

      Approximately $3.1 million of our assets, representing 56% of our total assets at December 31, 2004 consisted of definite lived intangible assets relating to patents applied for and our licensing agreement with George Foreman. We use a non-discounted cash flow analysis method of assessing impairment of these definite lived intangible assets. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of the projected non-discounted cash flows. Due to recurring losses and negative cash flows from operations, in 2005 the Company evaluated its trademarks, patents and licensing fee for impairment. To date, the Company has not been successful in achieving its financial projections and cash flow estimates. Fair value was estimated using a discounted cash flow method. Entry into the retail market has required a significantly higher investment than we had initially anticipated. As a result and based on our performance to date and the lack of history of meeting our financial projections, we determined that the trademarks, patents and licensing fee were impaired and we recorded an impairment charge of $2.8 million for the year ended December 31, 2005.

Stock-Based Compensation

      Historically, we have used stock options, warrants and stock grants to attract key employees and to pay for services provided by consultants, advisors and other professional services providers. We will likely continue to use stock based compensation in this manner in future periods. The Company accounts for such stock grants (including grants to employees) in accordance with SFAS 123 - Accounting for Stock Compensation. As required under SFAS 123, stock based compensation expense is determined based on the fair value of the options or warrants granted. We determine fair value by applying the Black-Scholes option-pricing model. Significant assumptions used in calculating fair value by applying a Black-Scholes option pricing model include (1) expected stock price volatility, (2) risk-free interest rate, (3) expected dividend rate and (4) the expected option or warrant life. During the year ended December 31, 2005 and 2004, we granted warrants, options, and common stock to employees, directors, investors and consultants for services. The impact of these transactions resulted in non-cash selling, general and administrative expense of $756,000 and $4.6 million for the years ended December 31, 2005 and 2004, respectively.

Accounting for Debt Discount

      During the years ended December 31, 2005 and 2004, the Company issued both convertible debt and debt with detachable warrants. When debt is issued with detachable warrants, the Company determines the value of these warrants in accordance with a Black-Scholes option pricing model. The value of these warrants is then recorded as a discount on the related debt and amortized as non-cash interest expense over the term of the debt.

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

      As a result debt discounts resulted from both detachable warrants and beneficial conversion features associated with debt issued by the Company. During the years ended December 31, 2005 and 2004, the Company incurred non-cash interest expense of $229,000 and $983,000, respectively. Should we issue detachable warrants with debt financing in the future or issue convertible debt with beneficial conversion features, we may incur similar charges.

RESULTS OF OPERATIONS

      We generated sales of $1,883,202 and $679,008 for the years ended December 31, 2005 and 2004, respectively. The increase in sales of $1,204,194, or 177%, from 2004 to 2005 is attributed to a full year of sales activity in 2005, compared to five months of sales in 2004. From our inception at April 9, 2003 until August 2004, we operated as a development stage company, with our first sales occurring in August 2004.

      Cost of sales totaled $2,364,474 and $451,977 for the years ended December 31, 2005 and 2004, respectively, increasing by $1,912,497, or 423%. The increase in sales from 2004 to 2005 caused a corresponding increase in cost of sales. If sales prices compared to cost were consistent between years, the increase in cost of sales due to the increase in sales volume would be approximately $800,000. In addition to the $800,000 increase, cost of sales increased by more than the $300,000, as a result of the Company selling certain of its products at reduced margins in order to reduce inventory in line with its rebranding activities, and also as the Company entered the wholesale outlets. Also contributing to the increase in cost of sales is a charge in 2005 of approximately $550,000 for certain inventory that was deemed obsolete due to changes made to the Company's packaging and labeling materials.

      Selling, general and administrative expenses (SG&A) totaled $10,695,601 and $11,743,370 for years ended December 31, 2005 and 2004, respectively. The decrease in SG&A expenses of $1,047,769 is primarily attributable to the following:

                                             Increase
                                            (Decrease)

         Stock based compensation           $ (3,844,000)
         Salaries and related benefits         1,020,000
         Royalty expense                       1,850,000
         Marketing expenditures                 (960,000)
         Office and warehouse                    572,000
         Depreciation and amortization           320,000
         Total listed                       $ (1,042,000)

      During the years ended December 31, 2005 and 2004, the Company recognized stock based compensation expense of $756,000 and $4,600,000, respectively, relating to the grant of warrants, options and common stock to employees, directors, investors and consultants for services, resulting in non-cash SG&A expense. As fewer warrants, options and shares of common stock were issued in 2005 compared to 2004, stock based compensation expense decreased by $3,844,000.

      Salaries and related benefits increased from approximately $1,480,000 for the year ended December 31, 2004 to $2,500,000 for the year ended December 31, 2005, resulting in an increase of $1,020,000 of SG&A expense. The 2005 fiscal year includes twelve months of operations and related personnel costs, while most of 2004 was the start up phase of the Company. The year ended December 31, 2004 included a total of 13 employees as of July 1, 2004, growing to 22 employees as of December 31, 2004. During the first two quarters of 2005, the average headcount was 27 employees. On July 15, 2005, there was a reduction in force, reducing the number of employees to 17. Another employee resigned in August 2005, and two executives left the Company in the fourth quarter of 2005, reducing the headcount to 14 as of December 31, 2005. In addition to a greater number of employees during 2005 compared to 2004, the number of highly compensated employees increased, as executives and senior managers were added to the management team.

      Royalty expense in the year ended December 31, 2005 totaled $2,000,000, representing the minimum amount due under the royalty agreement entered into with George Foreman on November 4, 2004. In 2004, $150,000 was charged to SG&A relating to the initial licensing payment to Mr. Foreman, resulting in an increase in royalty expense of $1,850,000 from 2004 to 2005.

      Marketing expenditures totaled approximately $1,520,000 in the year ended December 31, 2005, compared to $2,480,000 in year ended December 31, 2004, resulting in a decrease of $960,000. Infomercial production expenses declined significantly, from approximately $1,100,000 in 2004 to $66,000 in 2005, contributing to the decrease by $1,034,000. Offsetting this decrease were increased marketing expenditures incurred during 2005, as the Company rebranded its products, changed its messaging and developed new labeling for its products.

      Office and warehouse expense increased by $572,000, from approximately $348,000 for the year ended December 31, 2004 to $920,000 for the year ended December 31, 2005. The increase is primarily attributable to a full year of office and warehouse space lease expense during year ended December 31, 2005, compared to a partial year during the year ended December 31, 2004. Effective December 1, 2005, the lease was amended, reducing the space being leased to only the office space, and releasing the warehouse space. The Company also sublet the warehouse space during 2005, as it had excess capacity, from June 1, 2005 through November 30, 2005. The sublease income is reflected as a reduction in Office and warehouse expense. In 2004, the Company initially leased its office and warehouse space on a month-to-month basis from April 1, 2004 to July 31, 2004, and then entered into a three year lease beginning August 1, 2004 through July 31, 2007.

      Depreciation and amortization increased from approximately $83,000 for the year ended December 31, 2004 to $405,000 for the year ended December 31, 2005, an increase of $320,000. This increase is due to a full year of depreciation and amortization expense in the year ended December 31, 2005, while depreciation and amortization expense for the year ended December 31, 2004 included only a partial year, as fixed assets were placed in service in mid 2004, and intangible assets were placed in service in late 2004.

      An impairment loss of $2,814,072 was recorded as expense for the year ended December 31, 2005, whereas there was no similar loss during 2004. As discussed more fully above, in the "Critical Accounting Policies and Estimates," section, "Potential Impairment Charges", the Company determined that its trademarks, patents, and licensing fee assets were significantly impaired, and recorded an impairment charge of $2,814,072 for the year ended December 31, 2005, reflecting the entire net book value of these assets.

      Loss on extinguishment of debt of $2,622,101 was recorded as expense for the year ended December 31, 2005, whereas there was no similar loss during 2004. In connection with the Company's issuance of its 16.66% notes in September 2005, the Company amended and restated its 11% notes sold during May 2005. Because the modifications made to the 11% notes were significant, the changes resulted in a debt extinguishment in accordance with EITF 96-19. As a result, the Company recognized a loss on extinguishment of debt in the amount of $2,622,101 which is attributable to: (a) the difference between the fair value of the modified debt instrument and the carrying value of the former debt instrument, (b) the fair value of preferred stock issued in connection with the debt extinguishment, (c) the incremental increase in the fair value of certain warrants (held by the debt holders) as a result of the reduction in the exercise price of the warrants, and
(d) the write-off of deferred financing fees related to the original debt agreement.

      Interest expense for the year ended December 31, 2005 was $796,976 compared to $1,058,363 for the year ended December 31, 2004, resulting in a decrease of $261,387. Approximately $229,000 and $983,000 of interest expense for the years ended December 31, 2005 and 2004, respectively, represent imputed interest on several convertible debt and preferred stock financings, due to beneficial conversion features. Offsetting the reduction in imputed interest, interest expense on debt for the years ended December 31, 2005 and 2004 totaled approximately $568,000 and $75,000, respectively. 2005 interest expense also includes: (a) interest on notes totaling $1,200,000 payable to Galt Enterprise Corporation which was repaid in full in May 2005; (b) a $3,000,000 principal amount 11% note issued on May 3, 2005 and amended in September 2005 reducing the principal balance to $2,635,547; and (c) interest on the $2,800,000 principal amount of 16.66% notes issued on September 15, 2005. At December 31, 2005, the Company had outstanding debt of approximately $5,435,000, with a weighted average interest rate of 13.9%. 2004 interest expense also includes interest on the notes payable held by Galt Enterprise Corporation and Taylor Group (Taylor Notes converted to common stock in December 2004).

      The Company incurred a net loss for the year ended December 31, 2005 of $17,410,022 compared to a loss of $12,574,702 for the year ended December 31, 2004. As indicated above, the increase in the operating loss primarily reflects the impairment loss, the obsolete inventory charge, and the increases in royalty expense, staffing increases, and office & warehouse costs, offset by a decrease in stock based compensation expense and infomercial production costs.

      For the year ended December 31, 2005, the Company incurred dividends on outstanding preferred stock of $2,286,759, compared to $1,610,000 for the year ended December 31, 2004. The 2005 dividends totaling $2,286,759 include a deemed dividend of approximately $693,000 resulting from amendments to certain warrants held by preferred shareholders on July 12, 2005 reducing the exercise price from $2.25 per share to $0.50 per share. The 2004 dividends of $1,610,000 represent deemed dividends resulting from the repricing of certain warrants issued in March 2004 from $0.28 per share to $0.0005 per share.

      The net loss available to common shareholders for the years ended December 31, 2005 and 2004 was $19,696,781 and $14,184,702, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      From the inception of The Knockout Group, Inc. in April 2003 through August 2004, the Company operated as a development stage company. The Company is currently in default of interest payments required under its outstanding 11% Senior Secured Note. The failure to pay interest when due on the 11% Senior Secured Note also caused a default on the Company's outstanding 16.66% Senior
Convertible Notes. As a result of these defaults, the debt holders have the right at any time to declare the full principal amount of the debt, together with interest and other amounts owing in respect thereof, immediately due and payable in cash. If the holder of our outstanding 11% Senior Secured Note exercises its right to accelerate our payment obligations, we would be required to repay 115% of the outstanding principal amount and, beginning five days after the date of default of October 5, 2005, the interest rate would accrue at the rate of 20% per annum or such lower maximum amount of interest permitted to be charged under applicable law. If the holders of our outstanding 16.66% Senior Convertible Notes exercise their right to accelerate our payment obligations, we would be required to pay interest on the outstanding principal and unpaid interest plus interest thereon beginning seven trading days after the date of default of October 5, 2005 at the lower of 18% per annum or the highest rate permitted by law. If any of our debt holders exercise their rights we could be forced into bankruptcy. In addition, we have suffered recurring losses from operations and had an accumulated deficit and working capital deficiency at December 31, 2005 and at December 31, 2004 that raises substantial doubt about its ability to continue as a going concern as noted in the accompanying report of our Independent Registered Public Accounting firm.

      Our ability to continue as a going concern is ultimately dependent on obtaining additional equity capital and generating substantial sales. Based upon our current cash resources, management believes we have sufficient capital to fund operations through May 2006. We expect to need additional financing of approximately $15.0 million over the next 12 to 18 months. Approximately $3.8 million is required to fund operations through the fiscal year ending December 31, 2006, and we expect to need an additional $9.2 million to fund marketing and advertising initiatives starting in the fourth quarter of 2006. We intend to seek outside debt and/or equity financing through private placements to accredited investors. We are also currently exploring various financing alternatives with financing sources to provide working capital financing to fund our business plan. We do not currently have any commitments for such financing and there is no assurance that we will be successful in obtaining such funds. If we cannot obtain additional financing in the time frame required, we will have to discontinue operations.

      For the year ended December 31, 2005, we used approximately $7.8 million of cash for operations versus $7.0 million for the year ended December 31, 2004. The $0.8 million increase in cash used for operations was primarily related to an increase in marketing, selling and royalty expenses related to the rollout of the Company's product line, an increase in staffing over the period, and increased professional fees.

      During the fiscal year ended December 31, 2004 we used approximately $7.0 million of cash for our operations. The cash used in operations was associated with the start-up nature of our business including product development costs, an increase in personnel costs, development of products, development of infomercials and increased legal and professional services associated with all activities.

      Net cash used for investing activities for the year ended December 31, 2005 approximated $18,300, versus $1,452,200 for the year ended December 31, 2004. The higher level of investing activities in 2004 was primarily related to the acquisition of patents and trademarks.

      For the year ended December 31, 2005 the Company had cash flow provided by financing activities of $8,594,650, versus $8,174,739 for the year ended December 31, 2004. During 2005, we raised net proceeds of $10,682,542 from the issuance of preferred stock and convertible debt. Payments on notes payable of $1,564,453 and preferred stock dividends of $501,500 were paid during the year ended December 31, 2005. Proceeds of $30,141 were generated from the exercise of warrants during 2005. An obligation to a related party was reduced by $52,080 during the year ended December 31, 2005.

      To date, we have funded our operations primarily by cash provided from financing activities. During 2004, cash provided from financing activities was approximately $8.1 million of which $6.7 million of gross proceeds were received in connection with the issuance of preferred stock. Costs related to those preferred stock issuances were approximately $400,000. The Company received $2,600,000 from the issuance of debt and repaid $450,000 of this debt during 2004. In addition, during 2004, the Company repaid $158,000 relating to start-up costs financed by a related party on behalf of the Company prior to the incorporation of The Knockout Group, Inc. The financing transactions which the Company undertook during 2005 are discussed in greater detail below.

      Since our inception, we have funded operations from financing sources using a combination of convertible debt and convertible preferred stock. We have also used stock options, warrants, and stock grants to attract key employees, pay for services provided by consultants, advisors and other professional service providers, to acquire intangible assets, and obtain financing. During 2005, to accelerate our business plans, primarily for the purpose of product development, producing our household and automotive infomercials, market research, and production of inventory, we engaged in a series of financing transactions as described below:

      In January 2005, we completed a private placement of 116,754 shares of Series B Preferred Stock, which at the presently effective conversion rate are convertible into 18,680,640 shares of common stock, and warrants to purchase 1,868,071 shares of common stock. We completed the January 2005 private placement in two closings as follows. On January 10, 2005, we sold an aggregate of 69,624 shares of Series B Preferred Stock and warrants to purchase 1,113,984 shares of common stock to 17 accredited investors for aggregate gross proceeds of $3,265,000. On January 17, 2005, we sold an aggregate of 47,130 shares of Series B Preferred Stock and warrants to purchase 754,083 shares of common stock to 22 accredited investors for aggregate gross proceeds of $2,210,000. We sold shares of Series B Preferred Stock for a per share purchase price of $46.8933. For each share of Series B Preferred Stock purchased investors received warrants to purchase 16 shares of common stock. The warrants were exercisable for five years from the date of issuance at a price of $2.25 per share. On July 12, 2005, the Company reduced the exercise price to $0.50 per share and recorded a deemed dividend of approximately $693,000 in connection with the reduction of the exercise price.

      On May 3, 2005,  we  completed a private  placement  of a  $3,000,000  11%
Senior Secured Note to one accredited investor. The terms of this debt originally called for interest at a rate of 11% with interest payable quarterly. The first fifteen months of interest, totaling $417,000 was placed in escrow and was being disbursed to the holder of the note as quarterly payments become due. The principal on this note is due in monthly installments of approximately $143,000 beginning in August 2006 through May 2008. After expiration of the first 15 months, we have the option to pay interest in shares of common stock. In addition, beginning 15 months after issuance of the Note, on the first business day of each month we must redeem 1/21st of the original principal amount of the Note plus accrued and unpaid interest and any other amounts then owing to the holder under the Note. The monthly redemption amount may be paid in cash or by the issuance of common stock at a price equal to 85% of the volume-weighted average closing price of our common stock if, among other things, we are not in default of any provision of the agreement, our stock is traded or quoted on a an exchange or over the counter market, and the number of shares does not exceed 25% of the trading volume for any of the previous 10 trading days.

      In September 2005, we issued new debt which required the consent of the holder of the 11% Senior Secured Note. As a result, we entered into an amended and restated agreement with the 11% debt holder, which: (1) granted the debt holder the right to convert at its option the principal amount of the note into shares of common stock at a conversion price of $0.50; (2) required funds in the amount of $364,453 which were being held in escrow to pay interest to be released to the debt holder as a pre-payment of the outstanding principal; (3) required one of our shareholders, Kevin Waltzer, to transfer to the debt holder 18,750 shares of Series A preferred stock; (4) reduced the exercise price of 364,720 warrants to purchase common stock from $0.50 to $0.30; and (5) terminated the 11% debt holder's security interest in substantially all of our assets.

      On September 15, 2005, we completed a private placement of 16.66% Senior Convertible Notes to six institutional accredited investors in the aggregate principal amount of $2.8 million. In connection with this issuance, a shareholder of the Company contributed 59,302 shares of preferred stock to the Company which were then issued to the 16.66% debt holders. The principal amount and interest at a rate of 16.66% per annum are due on March 31, 2007. In addition, any outstanding principal amount and accrued interest on the Notes are convertible into shares of our common stock at the option of the holder at a conversion price of $0.50 per share, subject to adjustment in the event we issue common stock at a price less than the then effective conversion price.

CONTRACTUAL OBLIGATIONS

      The following table summarizes our contractual obligations as of December 31, 2005:


                                                                                                                   More
                                              Total         One Year        Years 1-3        Years 3-5     than 5 Years
                                              -----         --------        ---------        ---------     ------------
Long Term Lease Obligation (a)          $   285,000      $   180,000      $   105,000               --               --
Minimum Royalty Payments (b)            $20,000,000      $ 2,000,000      $ 4,000,000      $ 6,500,000      $ 7,500,000
Long Term Notes Payable (c):
      11% Senior Secured Note due
           May 2, 2008                  $ 2,635,547          715,000      $ 1,920,547               --               --
      16.66% Convertible Notes due
           Mach 31, 2007                $ 2,800,000               --      $ 2,800,000               --               --
TOTAL                                   $25,720,547      $ 2,895,000      $ 8,825,547      $ 6,500,000      $ 7,500,000


      (a) We currently lease office and warehouse space at 100 West Whitehall Avenue in Northlake, Illinois. Through the remainder of the lease term, our minimum lease payments are as follows:

                                    2006    180,000
                                    2007    105,000

      (b) On November 4, 2004, our wholly owned subsidiary The Knockout Group, Inc. entered into an eight year, exclusive licensing agreement with George Foreman to represent our George Foreman's Knock Out line of cleaning products worldwide. The agreement has an initial term of five years, with a three-year option term, which requires us to pay a retention bonus of $1.5 million at the end of year five (2009). The minimum annual royalty amount of $2,000,000 for
2005 (year 1 of the agreement) is included in Selling, General and Administrative Expenses in the Consolidated Statement of Operations for year ended December 31, 2005. As the 2005 minimum annual royalty amount of $2,000,000 was not paid during 2005, it is included in Accrued Expenses ($1,968,790) and Accounts Payable ($31,210) at year end December 31, 2005. The Company is in default on the payment of the $1,968,790 payment relating to the 2005 royalties, and is currently in discussions with Mr. Foreman's representatives regarding this matter.

      The minimum annual royalty payments required under the contract are as follows:

                                    Years   1-5      $2,000,000
                                    Year    6        $3,000,000
                                    Year    7        $3,500,000
                                    Year    8        $4,000,000

      (c) As discussed in Risk Factors (Part I, Item 1) and Liquidity and Capital Resources (Part I, Item 6) above, the Company is in default of interest payments required under its 11% Senior Secured Note. The failure to pay interest when due on the 11% Senior Secured Note also caused a default on the Company's outstanding 16.66% Senior Convertible Notes. As a result, the Convertible Notes Payable balance of $92,451 (net of unamortized discount of $5,343,096) as of December 31, 2005 is shown as a current liability on December 31, 2005 balance sheet. The Long Term Notes Payable presented above reflect the original due dates of the underlying notes. Also, payments on long term debt presented above do not include interest.

OFF-BALANCE SHEET ARRANGEMENTS

      We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 requires retroactive application of a change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate resulting from a change in accounting principle. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Depending on the type of accounting change, the adoption of SFAS 154 may have a material impact on our consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS.

      All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

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

      During the two fiscal years ended December 31, 2003 and 2002 and through January 12, 2005, we had not consulted with BDO Seidman, LLP regarding either:

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

      In connection with our 2004 year-end audit and the preparation of our quarterly reviews during 2005, our independent registered public accounting firm identified three material weaknesses relating to our internal controls and procedures. These material weaknesses were (1) inadequate preparation of account reconciliations on a timely basis; (2) inadequate controls over the inventory system resulting in errors in inventory costing; and (3) an inadequate system to identify, track and properly record stock compensation. These weaknesses were attributable to the lack of staff with adequate experience, inadequate supervision of financial accounting personnel and the resignation of two financial officers within the past twelve months.

      In connection with our 2005 year-end audit, our independent registered public accounting firm identified a material weakness relating to our internal controls and procedures. This material weakness related to a lack of review and analysis of significant contracts and transactions, such as debt and equity agreements, to determine the appropriate accounting treatment. This weakness is attributable to the lack of staff with adequate experience, inadequate supervision of financial accounting personnel and the resignation of two chief financial officers within the past twelve months.

      In order to address the deficiencies described above and to improve our internal disclosure and control procedures for future periods, we are searching for a new chief financial officer and have retained accounting support from outside consultants to bridge the gap until a permanent chief financial officer is hired. While we have not yet hired a new chief financial officer, in the fourth quarter of 2005 we hired outside consultants to review our financial reporting and internal controls and oversee the financial reporting process including the implementation of improvements in these areas. We also have begun:

      1. performing more detailed monthly and quarterly reconciliations and analysis of all general ledger accounts;
      2. reviewing and implementing improvements in information systems for inventory accounting; and
      3. enhancing staffing and training.

      These steps constitute significant changes in internal controls that are reasonably likely to materially affect our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, and will take further action as necessary. In designing and evaluating the internal controls over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

ITEM 8B. OTHER INFORMATION.

      On December 1, 2005 The Knockout Group, Inc. entered into a Lease Amendment with Centerpoint Properties Trust. Pursuant to the Lease Amendment, The Knockout Group, Inc. vacated approximately 143,171 square feet of warehouse space located at 100 W. Whitehall Avenue in Northlake, Illinois. The leased premises were reduced to approximately 18,576 square feet of office space and the monthly base rent was reduced to $15,000 per month. The parties also agreed that The Knockout Group, Inc. was in default under the Lease and the then-current balance of delinquent rent was $186,171.30. The parties agreed to amortize the delinquent rent at 11.5% interest over 20 months.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

      NAME                          AGE        POSITION
      John Bellamy                  56         Chief Executive Officer,
                                               Acting Principal Financial
                                               Officer and Chairman
      Dr. Isaac Horton, III         47         Secretary and Director
      Kurt A. Garrett               49         Director
      Robert L. Smith, Jr.          43         Director

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

      KURT A. GARRETT - Mr. Garrett has created and patented a number of biotechnology products, devices and formulations. Since March 2005, Mr. Garrett has been employed as our Director of Research and Quality Control. Mr. Garrett currently is the president of CSMO Incorporated, a private chemical and biotechnology company located in Raleigh, North Carolina. From 1997 through 1999, Mr. Garrett was a Senior Scientist of RSL International located in Research Triangle Park, North Carolina.

      ROBERT L. SMITH, JR. - Mr. Smith is currently President and Chief Executive Officer of The Smith Financial Group, a financial services company. From 1995 until 1999, Mr. Smith was owner of a Gold's Gym franchise until it was sold to Bally Total Fitness. Prior to that, Mr. Smith was a Marine Logistics Officer, having served as an operations officer and senior logistic advisor to several Commanding Generals during his more than 20-year career in the U.S. Marine Corps.

BOARD COMPOSITION

      At each annual meeting of our stockholders, all of our directors are elected to serve from the time of election and qualification until the next annual meeting of stockholders following election. The exact number of directors is to be determined from time to time by resolution of the board of directors.

CORPORATE GOVERNANCE AND NOMINATING COMMITTEE

      The purpose of the Corporate Governance and Nominating Committee is to ensure that the Board of Directors is properly constituted to meet its fiduciary obligations to stockholders and our business and that we have and follow appropriate governance standards. Our Corporate Governance and Nominating Committee is currently composed only of Dr. Isaac Horton who also is the Acting Chair of the committee.

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

AUDIT COMMITTEE

      The Audit Committee is appointed by the Board of Directors in fulfilling its responsibilities to oversee: (1) the integrity of our financial statements and disclosure controls; (2) the qualifications and independence of our independent accountants; (3) the performance of our independent accountants; and
(4) compliance with legal and regulatory requirements. The entire Board of Directors currently acts as the Audit Committee.

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

COMPENSATION COMMITTEE

      The Compensation Committee is appointed by the Board of Directors to discharge the responsibilities of the Board relating to compensation of our executive officers. Dr. Isaac Horton, III, Kurt A. Garrett and Robert L. Smith, Jr. currently act as the Compensation Committee.

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

AUDIT COMMITTEE FINANCIAL EXPERT

      We do not currently have an audit committee financial expert, as that term is defined in Item 401 of Regulation S-B. We have not been able to identify a suitable nominee to serve as an audit committee financial expert.

CODE OF ETHICS

      We have adopted a Code of Business Conduct and Ethics that applies to all associates, contractors and non-associate directors of Knockout Holdings, Inc. The Code of Business Conduct and Ethics is filed as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2004. Upon request, we will provide to any person without charge a copy of our Code of Business Conduct and Ethics. Any such request should be made to Attn: Secretary, Knockout Holdings, Inc., 100 W. Whitehall Ave., Northlake, IL 60164. Our telephone number is (708) 273-6900. We are in the process of building a section of our website at www.theknockoutgroup.com where our Code of Business Conduct and Ethics will be available to investors.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year ended December 31, 2005:


                                                 Number              Transactions not   Known failures to
Name and Relationship                            of late reports     timely reported    file a required form
---------------------                            ----------------    ---------------    --------------------
John Bellamy, CEO and Chairman                            2                   2                  0
Oscar Turner, Former CFO and Former Director              1                   1                  0
Ahmed Shaikh, Former President and Former
          COO                                             1                   1                  0
Alan Gelband, 10% Owner                                   4                  12                  0
Kevin Waltzer, Former Director                            1                   0                  1
Tony Weiss, Former Director                               1                   0                  1
David Rights, Former Director                             1                   0                  1
Coleman Peterson, Former Director                         1                   0                  1
Richard S. Han, Former CFO and Former
          Director                                        2                   0                  2
David E. Malone, Former Co-CEO, Former
          President and Former COO                        2                   0                  2

ITEM 10. EXECUTIVE COMPENSATION.

      The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2005, 2004 and 2003 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                                            -------------------------------------------
                                              ANNUAL COMPENSATION                      AWARDS                PAYOUTS
                                      ------------------------------------- ------------------------------ ------------
                                                                  OTHER                    SECURITIES                      ALL
                                                                 ANNUAL     RESTRICTED     UNDERLYING                     OTHER
        NAME AND                       SALARY                    COMPEN-    STOCK          OPTIONS/ SARS      LTIP       COMPEN-
   PRINCIPAL POSITION       YEAR      ($)          BONUS ($)   SATION ($)   AWARD(S) ($)   (#)             PAYOUTS ($)  SATION ($)
------------------------- ----------- ----------- ------------ ------------ -------------- --------------- ------------ -----------
John Bellamy, Chief         2005      $222,500       -0-      $11,667(1)        -0-            -0-            -0-         -0-
     Executive Officer      2004      $157,500    $100,000    $27,500(2)        -0-            -0-            -0-         -0-
                            2003       $37,500       -0-       $7,500(2)        -0-            -0-            -0-         -0-

Ahmed Shaikh,               2005      $138,889       -0-         -0-            -0-            -0-            -0-         -0-
     Former President       2004      $130,000       -0-      $22,857(3)        -0-       1,998,617(5)        -0-         -0-
     and Former Chief
     Operating Officer

David Malone,               2005      $118,308       -0-         -0-            -0-            -0-            -0-         -0-
     Former Chief
     Operating Officer

Oscar Turner, Former        2005      $109,117    $100,000(4)    -0-            -0-            -0-            -0-         -0-
     Chief Financial        2004       $58,333       -0-      $30,000(3)        -0-       4,496,868(6)        -0-         -0-
     Officer


    (1) This amount represents an automobile allowance and health benefits allowance.

    (2) This amount represents deferred compensation which has not yet been paid to Mr. Bellamy

    (3) This  amount  represents   compensation  paid  for  consulting  services
        provided to the Company in 2004 by Messrs. Shaikh and Turner. The amounts were paid in 2005.

    (4) This amount represents a bonus earned by Mr. Turner during the year ended December 31, 2005. Of the total, $70,000 was paid in 2005 and $30,000 was paid in January 2006.

    (5) Includes 749,478 shares of common stock issuable upon exercise of options of Knockout Holdings, Inc. and 1,249,139 shares of common stock that were issuable upon exercise of options of The Knockout Group, Inc. All options of The Knockout Group, Inc. were exercised prior to Knockout Holdings' acquisition of The Knockout Group, Inc. Due to the resignation of Mr. Shaikh in June 2005, all of his options in Knockout Holdings, Inc. were cancelled.

    (6) Includes 2,498,260 shares of common stock issuable upon exercise of options of Knockout Holdings, Inc. and 1,998,608 shares that were issuable upon exercise of options of The Knockout Group, Inc. All options of The Knockout Group, Inc. were exercised prior to Knockout Holdings' acquisition of The Knockout Group, Inc. Due to the resignation of Mr. Turner in June 2005, all of his options in Knockout Holdings, Inc. were cancelled.

OPTION GRANTS

      The Company did not grant any stock options during the fiscal year ended December 31, 2005.

AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

      The following table sets forth information with respect to the named executive officers concerning the year-end value of "in the money" options and the value of unexercised options as of December 31, 2005. No options were exercised by the named executive officers during the fiscal year ended December 31, 2005. The Company did not have during such fiscal year, and currently does not have, any plans providing for the grant of stock appreciation rights ("SARs").

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


         (A)                   (B)                  (C)                  (D)                  (E)
                                                                 NUMBER OF
                                                                 SECURITIES           VALUE OF
                                                                 UNDERLYING           UNEXERCISED
                                                                 UNEXERCISED          IN-THE-MONEY
                                                                 OPTIONS/SARS AT      OPTIONS/SARS AT
                                                                 DECEMBER 31, 2005    DECEMBER 31, 2005
                                                                 (#)                  ($)

                        SHARES ACQUIRED                          EXERCISABLE/         EXERCISABLE/
         NAME           ON EXERCISE (#)     VALUE REALIZED ($)   UNEXERCISABLE        UNEXERCISABLE
----------------------------------------------------------------------------------------------------------
Ahmed Shaikh (1)              ---                 ---               135,322 / 0             ---
Oscar Turner (2)              ---                 ---                  ---                  ---



    (1) Due to the resignation of Mr. Shaikh in June 2005, 614,156 of the options held by Mr. Shaikh were cancelled, and as of December 31, 2005 he owns 135,222 options.
    (2) Due to the resignation of Mr. Turner in June 2005, all of his options were cancelled.

COMPENSATION OF DIRECTORS

      Our directors are reimbursed for any out-of-pocket expenses incurred by them for attendance at meetings of the Board of Directors or committees thereof.

EMPLOYMENT AGREEMENTS

      Our wholly owned subsidiary, The Knockout Group, Inc., has entered into an employment agreement with John Bellamy, its Chief Executive Officer. Mr.
Bellamy's employment agreement was effective as of October 1, 2003 and the initial term continues until October 1, 2009. After the initial term, the agreement may be extended for additional three-year terms. Under the agreement, Mr. Bellamy's base salary was set at $240,000 for the year ended December 31, 2005, and was to be increased by 6% each year. Mr. Bellamy volunteered to reduce his salary to $120,000 per year beginning January 16, 2006 until the Company has achieved significant sales revenue. During this voluntary reduction of salary period, Mr. Bellamy's foregone salary will not accrue. However, outside of the voluntary salary reduction, all the terms of his employment agreement remain intact. Mr. Bellamy is entitled to receive a target bonus consistent with a plan to be adopted by us based on achievement of certain performance criteria, and is to be covered by a term life insurance policy of not less than $500,000 and to be reimbursed for up to $5,000 per year of health and wellness products and services not covered by our benefit plans. Mr. Bellamy is also entitled to five weeks of vacation each year and to be reimbursed for up to $1,000 per month for expenses associated with his automobile. In the event Mr. Bellamy is terminated without cause or he terminates his employment for good reason, he is entitled to his base salary at the time of termination for the remainder of the initial term or any renewal thereof then in effect or twelve months of salary, whichever is greater, payable in a lump sum, provided he executes a full release in our favor. In the event Mr. Bellamy is terminated for cause, he is entitled to his accrued but unpaid base salary and bonus, if any. The agreement also contains customary provisions for disability, death, confidentiality and non-competition.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth, as of May 12, 2006 certain information with respect to the securities beneficially owned by: (i) each of our directors and named executive officers; (ii) each person who owns beneficially more than 5% of our voting stock; and (iii) all directors and executive officers as a group. None of the below persons own any shares of Series B Preferred Stock.


                                            Percent of       Series A         Percent of
                                            Common           Preferred        Series A
Name and Address of    Common Stock         Stock            Stock            Preferred Stock
Beneficial             Beneficially Owned   Beneficially     Beneficially     Beneficially
Owner                  (1)                  Owned            Owned            Owned (2)        Percent of Vote(3)
--------------         ------------------   -----------      -------------    --------------   ------------------

John Bellamy            43,091,293 (4)        27.2% (8)       269,320.580          34.8%            27.2%
c/o Knockout                                                         (13)
Holdings, Inc.
100 W. Whitehall
Avenue,
Northlake, IL 60164

Dr. Isaac Horton,       16,528,821 (5)        10.5% (9)        103,305.133         13.0%            10.5%
III
c/o Knockout
Holdings, Inc.
100 W. Whitehall
Avenue,
Northlake, IL 60164

Kurt A. Garrett            184,000 (6)           * (10)          1,150.000             *                *
c/o Knockout
Holdings, Inc.
100 W. Whitehall
Avenue,
Northlake, IL 60164

Robert L. Smith            340,000 (7)           * (11)          2,125.000             *                *
c/o Knockout
Holdings, Inc.
100 W. Whitehall
Avenue,
Northlake, IL 60164

----------------------------------------------------------------------------------------------------------------
All Executive
Officers and
Directors as a Group
(4 persons)             61,346,114           38.8% (12)        280,211.213         35.2%            38.8%
----------------------------------------------------------------------------------------------------------------

* Less than 1%

      (1) Applicable percentage ownership is based on 12,015,136 shares of common stock outstanding as of May 12, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of May 12, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

      (2) Based on 796,568 shares of Series A Preferred Stock issued and outstanding.

      (3) This column discloses the percentage of the person's overall voting power. Each outstanding share of Series A Preferred Stock has 160 votes, each outstanding share of Series B Preferred Stock has 160 votes and each outstanding share of common stock has one vote. The common stock, Series A Preferred Stock and Series B Preferred Stock vote as a single class. There is no holder of outstanding Series B Preferred Stock who has more than 5% of the overall voting power.

      (4) Represents: (a) 14,415,987 shares of common stock issuable upon conversion of 90,099.92 shares of Series A Preferred Stock owned by Mr. Bellamy directly; (b) 10,080 shares of common stock issuable upon conversion of 63 shares of Series A Preferred Stock beneficially owned indirectly by Mr. Bellamy through ownership of his wife, Katie Green; and (c) 28,665,226 shares of common stock issuable upon conversion of 179,157.66 shares of Series A Preferred Stock beneficially owned indirectly by Mr. Bellamy and/or Mrs. Green through various trusts.

      (5)   Represents   16,528,821   shares  of  common  stock   issuable  upon
            conversion of 103,305.133 shares of Series A Preferred Stock.

      (6) Represents 184,000 shares of common stock issuable upon conversion of 1,150 shares of Series A Preferred Stock.

      (7) Represents 340,000 shares of common stock issuable upon conversion of 2,125 shares of Series A Preferred Stock.

      (8) Percentage beneficial ownership is calculated based on 158,146,656 shares of common stock outstanding, which assumes conversion in full of our outstanding Series A Preferred Stock and Series B Preferred Stock. Rules of the Securities and Exchange Commission require percentage ownership to be calculated on the basis of the amount of outstanding Common Stock plus, for each person, any common stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. In accordance with rules of the Securities and Exchange Commission, as of May 12, 2006, Mr. Bellamy beneficially owned 78.2% of our outstanding common stock.

      (9) Percentage beneficial ownership is calculated based on 158,146,656 shares of common stock outstanding, which assumes conversion in full of our outstanding Series A Preferred Stock and Series B Preferred Stock. Rules of the Securities and Exchange Commission require percentage ownership to be calculated on the basis of the amount of outstanding common stock plus, for each person, any common stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. In accordance with rules of the Securities and Exchange Commission, as of May 12, 2006 Mr. Horton beneficially owned 57.9% of our outstanding common stock.

      (10) Percentage beneficial ownership is calculated based on 158,146,656 shares of common stock outstanding, which assumes conversion in full of our outstanding Series A Preferred Stock and Series B Preferred Stock. Rules of the Securities and Exchange Commission require percentage ownership to be calculated on the basis of the amount of outstanding common stock plus, for each person, any common stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. In accordance with rules of the Securities and Exchange Commission, as of May 12, 2006 Mr. Garrett beneficially owned 1.5% of our outstanding common stock.

      (11) Percentage beneficial ownership is calculated based on 158,146,656 shares of common stock outstanding, which assumes conversion in full of our outstanding Series A Preferred Stock and Series B Preferred Stock. Rules of the Securities and Exchange Commission require percentage ownership to be calculated on the basis of the amount of outstanding common stock plus, for each person, any common stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. In accordance with rules of the Securities and Exchange Commission, as of May 12, 2006 Mr. Smith beneficially owned 2.8% of our outstanding common stock.

      (12) Percentage beneficial ownership is calculated based on 158,146,656 shares of common stock outstanding, which assumes conversion in full of our outstanding Series A Preferred Stock. Rules of the Securities and Exchange Commission require percentage ownership to be calculated on the basis of the amount of outstanding common stock plus, for each person, any common stock that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. In accordance with rules of the Securities and Exchange Commission, as of May 12, 2006 all executive officers, and Directors as a group owned 83.6% of our outstanding common stock.

      (13) Includes: (a) 90,099.92 shares of Series A Preferred Stock owned by Mr. Bellamy directly; (b) 63 shares of Series A Preferred Stock beneficially owned indirectly by Mr. Bellamy through ownership of his wife, Katie Green; and (c) 179,157.66 shares of Series A Preferred Stock beneficially owned indirectly by Mr. Bellamy and/or Mrs. Green through various trusts.

      All of the above disclaim any beneficial ownership in shares owned by other family members. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common and preferred stock shown as beneficially owned by them.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table shows information with respect to each equity compensation plan under which our Common Stock is authorized for issuance as of the fiscal year ended December 31, 2005.


                                  EQUITY COMPENSATION PLAN INFORMATION
------------------------------------ ------------------------ ----------------------- ---------------------------
PLAN CATEGORY                        NUMBER OF SECURITIES     WEIGHTED AVERAGE        NUMBER OF SECURITIES
                                     TO BE ISSUED UPON        EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                                     EXERCISE OF              OUTSTANDING OPTIONS,    FUTURE ISSUANCE UNDER
                                     OUTSTANDING OPTIONS,     WARRANTS AND RIGHTS     EQUITY COMPENSATION PLANS
                                     WARRANTS AND RIGHTS                              (EXCLUDING SECURITIES
                                                                                      REFLECTED IN COLUMN (A)
------------------------------------ ------------------------ ----------------------- ---------------------------
                                               (A) (B) (C)
------------------------------------ ------------------------ ----------------------- ---------------------------
EQUITY COMPENSATION PLANS APPROVED
BY SECURITY HOLDERS                            -0-                     -0-                       -0-
------------------------------------ ------------------------ ----------------------- ---------------------------

------------------------------------ ------------------------ ----------------------- ---------------------------
EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS
                                            402,786 *                 $0.20                      -0-
------------------------------------ ------------------------ ----------------------- ---------------------------

------------------------------------ ------------------------ ----------------------- ---------------------------
TOTAL                                       402,786 *                 $0.20                      -0-
------------------------------------ ------------------------ ----------------------- ---------------------------

      * Includes options exercisable at a price of $0.20 per share. The options vest monthly in equal amounts over the first three years following the grant date of December 28, 2004. The options expire on December 28, 2014. On December 28, 2004, options were issued as follows: 2,498,260 to Oscar Turner, our former Chief Financial Officer, Principal Accounting Officer, Treasurer and Director; 223,100 to Tony Weiss, a former Director; 790,446 to Coleman Peterson, a former Director; and 749,478 to Ahmed Shaikh, our former President and former Chief Operating Officer. Due to the resignation of Mr. Turner in June 2005, all of his options were cancelled. Due to the resignation of Mr. Shaikh in June 2005, 614,156 of the options held by Mr. Shaikh were cancelled, and as of December 31, 2005, he holds 135,322 options. Due to the resignation of Mr. Peterson in October 2005, 581,856 of the options held by Mr. Peterson were cancelled and as of December 31, 20005, he held 208,590 options. Due to the resignation of Mr. Weiss in October 2005, 164,226 of the options held by Mr. Weiss were cancelled and as of December 31, 2005, he held 58,874 options.

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

      On February 1, 2005, our stockholders approved our 2005 Flexible Stock Incentive Plan and authorized 30,000,000 shares of Common Stock for issuance of stock awards and stock options thereunder. The 2005 Incentive Plan was adopted by and is administered by our Board of Directors. Under the plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986, as amended or which are not intended to qualify as Incentive Stock Options thereunder. The 2005 Flexible Stock Incentive Plan and the right of participants to make purchases thereunder are intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. The primary purpose of the 2005 Flexible Stock Incentive Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate such officers, directors, key employees, and other persons to serve our business, by providing them an opportunity to acquire or increase a direct proprietary interest in our operations and future success. To date, no securities have been issued under the 2005 Flexible Stock Incentive Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Our management believes that all of the below transactions were on terms at least as favorable as could have been obtained from unrelated third parties.

ADVANCES BY ARTISTIC COMMUNICATION CENTER

      Artistic Communication Center, a multi-media video and audio production company, is principally owned by our Chief Executive Officer, John Bellamy. In 2003, we agreed to reimburse Artistic Communication Center for all advertising, marketing, licensing, legal fees, accounting, consulting, product design and development, travel, and other costs paid on our behalf by Artistic Communication Center prior to our incorporation in April 2003. These costs amounted to $739,000. We established a payable to Artistic Communication Center of $739,000 in 2003 and charged it to selling, general and administrative expense. The payable has no maturity date but we made payments of $52,000 in 2005 and $158,000 in 2004. Our outstanding obligation due to Artistic Communication Center totaled $246,858 and $298,938 on December 31, 2005 and 2004, respectively. Our management believes the terms of the obligations to Artistic Communication Center are on terms at least as favorable as could be obtained from unrelated third parties.

OCCUPANCY COSTS

      Our initial household and automotive infomercials were produced by Artistic Communication Center. Artistic Communication Center shares office space at our Northlake facility and pays rent of $1,200 per month (annual rent of $14,500) to us for the space occupied. Rental income received from Artistic Communication Center totaled $14,500 in 2005 and $9,700 in 2004. Our management believes that the space rented to Artistic Communication Center is on terms at least as favorable as could be obtained by renting the space to an unrelated third party.

INFOMERCIAL PRODUCTION

      Our current contract with Artistic Communication Center was awarded at "cost, plus 10%". Through December 31, 2005, we have spent a total of $1,128,000 for two infomercials. These amounts have been expensed as incurred in our financial statements. We have an agreement with Artistic Communication Center to complete the production and editing of the infomercials at cost plus 10%. As of December 31, 2005 and 2004 our outstanding obligation to Artistic Communication Center was $163,000 and $262,000, respectively. The Company believes that the terms of our agreement with Artistic Communication Center to produce infomercials is on terms at least as favorable as could be obtained from independent third parties.

PATENTS & TRADEMARKS

      In exchange for the contribution of trademarks and the assignment of patents, we agreed to pay Dr. Horton $400,000; $200,000 by the end of 2004 and the remaining $200,000 over the following twelve months. At December 31, 2005, Dr. Horton was owed $33,335. This balance was paid in full subsequent to December 31, 2005.

      In addition, Dr. Horton received 6,524,787 shares of common stock of The Knockout Group, Inc. The fair value of these shares of $1.6 million was based on the fair market value of the common stock issued which was determined to be $0.25 per share. This amount has been recorded as an increase in patent assets reflected on our balance sheet at December 31, 2004. As part of his agreement, Dr. Horton agreed not to develop or contribute any intellectual property to any other company, now or in the future, that competes in the "cleaning" products segment.

      We have also retained the services of Dr. Horton on an on-going basis through a retainer agreement. In this capacity, Dr. Horton acts as a consultant to our executive team, advising us on a broad range of topics including capital formation, quality control, product development, business strategy, licensing, patent development, and personnel matters. As part of this agreement, Dr. Horton has agreed to not develop or contribute any intellectual property including patents and trademarks for any other company, either now or in the future, that competes in the "cleaning" products segment. For these consulting services in 2004, Dr. Horton received stock options of The Knockout Group, Inc., which were valued at $616,000 using a Black-Scholes pricing model. These options were exercised prior to Knockout Holdings' acquisition of The Knockout Group, Inc. The Company also paid Dr. Horton approximately $175,000 and $351,000 for consulting fees and board of director fees for the years ended December 31, 2005 and 2004, respectively.

      Dr, Horton previously billed for his consulting services at an hourly rate of $350 per hour. Effective January 16. 2006, Dr. Horton has agreed to a fixed monthly retainer of $2,500, and he will not bill for the services he renders other than the $2,500 monthly retainer.

PRIOR CONSULTING BY OUR FORMER CHIEF FINANCIAL OFFICER

      Prior to joining us as Chief Financial Officer, we retained the services of Oscar Turner in 2004 on a consulting basis to assist us in developing our business plan, refining our financial model, fundraising, development of policies and procedures, and general financial management. We paid Mr. Turner $30,000 for these services in 2005. Mr. Turner resigned as Chief Financial Officer and as one of our directors on June 2, 2005.

EMPLOYEES RELATED TO JOHN BELLAMY

         Eight of our current or former employees and one consultant have family relationships with John Bellamy, our Chief Executive Officer and Chairman. The related employees and the current status of their involvement with the company include the following:

      (1) Katie Green, the wife of John Bellamy, receives a salary of $85,000 per year as our Vice President of Administration. We paid Mrs. Green $85,000 during 2005 and $85,000 during 2004.

      (2) Alan Bellamy, brother of John Bellamy, was employed as our Warehouse Manager until his employment terminated on July 15, 2005 during a reduction in force. We paid Alan Bellamy $22,045 during 2005 and $14,250 during 2004.

      (3) Althea Powers, sister of John Bellamy, is employed as an Accounting Clerk. We paid Ms. Powers $17,864 during 2005 and $12,917 during 2004.

      (4) Anthony Bellamy, brother of John Bellamy, received a salary of $48,000 per year as an Account Manager. Anthony Bellamy currently serves as an Account Executive consultant earning $35,000 per year. We paid Anthony Bellamy $27,846 during 2005 and $21,000 during 2004.

      (5) Angela Wade, daughter of John Bellamy, receives a salary of $35,000 per year as an Executive Assistant and Customer Service Manager. We paid Mrs. Wade $35,000 during 2005 and $29,840 during 2004.

      (6) Delores Bellamy, sister of John Bellamy, was employed as an Accounting Clerk until her employment terminated on July 15, 2005 during a reduction in force. We paid Delores Bellamy $18,564 during 2005 and $12,000 during 2004.

      (7) Jabari Bellamy, nephew of John Bellamy, was employed as a Customer Service Representative until his employment was terminated on July 15, 2005 during a reduction in force. We paid Jabari Bellamy $12,340 during 2005 and $6,166 during 2004.

      (8) Naomi Powers, niece of John Bellamy, was employed as a Receptionist until she was terminated on July 15, 2005 during a reduction in force. We paid Naomi Powers $10,373 during 2005 and $7,569 during 2004.

      In addition, Timothy Bellamy, brother of John Bellamy, was paid $20,658 during 2005 and $13,478 during 2004 for janitorial services on an independent contractor basis.

GALT VENTURES CORPORATION

      In September 2004, The Knockout Group, Inc. issued two notes payable totaling $1.6 Million to Galt Ventures Corporation. One of the notes was in the principal amount of $600,000 and the other note was in the principal amount of $1 Million. Kevin Waltzer, a shareholder and former director, owns and operates Galt Ventures Corporation. The notes bear interest at 10% per annum from the date the principal amount of the note was advanced to The Knockout Group, Inc. until re-paid in full. In December 2004, the maturity date of the notes was extended until the earlier of March 31, 2005 or the date of exercise of certain warrants issued in connection with our acquisition of The Knockout Group, Inc. For the year ended December 31, 2004, we incurred interest expense related to these notes of $49,300. At December 31, 2004, the outstanding balance on the notes totaled $1.2 million. The notes, as amended, were scheduled to mature on July 31, 2005. In May 2005, the notes were paid in full. Our management believes the terms of these notes payable were on terms at least as favorable as could be obtained from an unrelated third party.

      In connection with the notes payable to Galt Ventures Corporation, Galt Ventures Corporation received warrants to purchase up to 1,427,840 shares of common stock at a price of $0.0005 per share. The warrants were valued at $357,000 using a Black-Scholes option pricing model. The value of these warrants was recorded as a discount to the note payable and was amortized over the original term of the loan.

RELATIONSHIPS OF FORMER DIRECTORS WITH OUR PRIMARY SUPPLIER

      Kevin Waltzer, one of our principal shareholders and a former director, and David Rights, one of our shareholders and a former director, are minority shareholders in Charleston Holding, LLC, our primary supplier of product concentrate. Charleston Holdings, LLC supplies concentrate to us at a fixed priced and under the terms of the agreement, we have the right to source the product from other suppliers. During the years ended December 31, 2005 and 2004, we purchased raw materials from Charleston Holdings, LLC totaling $153,000 and $322,000, respectively. At December 31, 2005, the Company had deposits with Charleston Holdings, LLC totaling $58,323. Our management believes the terms of our agreement with Charleston Holdings, LLC is on terms at least as favorable as could be obtained from an unrelated third party.

ITEM 13.      EXHIBITS.

EXHIBIT NUMBER                           DESCRIPTION
--------------------------------------------------------------------------------

3.1 Certificate of Incorporation of United Network Marketing Services, Inc. (Incorporated by reference to the Company's registration statement on Form 10-SB (File No. 000-32007), filed with the Securities and Exchange Commission on November 22, 2000)
3.2 Certificate of Ownership and Merger of United Network Marketing Services, Inc. and Knockout Holdings, Inc. changing the Company's name to Knockout Holdings, Inc. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 12, 2005)
3.3         Amended   and   Restated   By-laws  of   Knockout   Holdings,   Inc.
            (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 2, 2005)
4.1 Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 4,
            2005)
4.2 Certificate of Designation, Powers, Preferences and Rights of Series B Preferred Stock. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 4,
            2005)
4.3 Form of Common Stock Purchase Warrant issued in connection with the sale of Series B Preferred Stock (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 20, 2005)
4.4 Amended and Restated 11% Senior Secured Note due May 2, 2008 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 16, 2005)
4.5 Form of 16.66% Senior Convertible Note due March 31, 2007 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 16, 2005)
10.1 Employment Agreement, dated August 22, 2005, by and among the Company, David Malone, John Bellamy and Isaac Horton (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 22, 2005)
10.2 Letter Agreement, dated September 15, 2005, with David Malone (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 16, 2005)
10.3 Employment Agreement, dated August 22, 2005, by and among the Company, Richard Han, John Bellamy and Isaac Horton (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 22, 2005)
10.4 Securities Purchase Agreement dated January 10, 2005 among United Network Marketing Services, Inc. (n/k/a Knockout Holdings, Inc.) and each purchaser identified on the signature pages thereto (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 13, 2005)
10.5 Registration Rights Agreement dated January 10, 2005 by and among United Network Marketing Services, Inc. (n/k/a Knockout Holdings, Inc.) and each of the investors signatory thereto (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 13, 2005)

10.6        Securities  Purchase  Agreement  dated January 17, 2005 among United
            Network Marketing Services, Inc. (n/k/a Knockout Holdings, Inc.) and
            each   purchaser   identified   on  the   signature   pages  thereto
            (Incorporated by reference to Form 8-K filed with the Securities and
            Exchange Commission on January 20, 2005)
10.7        Registration  Rights  Agreement  dated January 17, 2005 by and among
            United Network Marketing  Services,  Inc. (n/k/a Knockout  Holdings,
            Inc.) and each of the investors  signatory thereto  (Incorporated by reference  to Form  8-K  filed  with  the  Securities  and  Exchange
            Commission on January 20, 2005)
10.8        Securities Purchase Agreement dated as of May 2, 2005 among Knockout
            Holdings,  Inc. and DCOFI Master LDC  (Incorporated  by reference to the  Company's  Form 8-K  filed  with the  Securities  and  Exchange
            Commission on May 6, 2005)
10.9        Registration  Rights Agreement  entered into as of May 2, 2005 among
            Knockout  Holdings,  Inc.  and DCOFI  Master  LDC  (Incorporated  by
            reference to the Company's  Form 8-K filed with the  Securities  and
            Exchange Commission on May 6, 2005)
10.10       Security  Agreement dated as of May 2, 2005 among Knockout Holdings,
            Inc.  and  DCOFI  Master  LDC  (Incorporated  by  reference  to  the
            Company's Form 8-K filed with the Securities and Exchange Commission on May 6, 2005)
10.11       Escrow  Agreement  made  as of May 2,  2005  by and  among  Knockout
            Holdings,  Inc.,  DCOFI Master LDC and Continental  Stock Transfer &
            Trust Company  (Incorporated  by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 6, 2005)
10.12       Purchase Agreement,  dated September 12, 2005, among the Company and the Purchasers  identified therein (Incorporated by reference to the
            Company's Form 8-K filed with the Securities and Exchange Commission on September 16, 2005)
10.13       Registration  Rights Agreement,  dated September 12, 2005, among the
            Company  and the  Purchasers  identified  therein  (Incorporated  by reference to the Company's  Form 8-K filed with the  Securities  and
            Exchange Commission on September 16, 2005)
10.14       Waiver and Consent Agreement,  dated September 12, 2005, between the
            Company and CAMOFI  Master LDC  (Incorporated  by  reference  to the
            Company's Form 8-K filed with the Securities and Exchange Commission on September 16, 2005)
10.15*      Lease  Amendment  made as of  December  1, 2005 by and  between  The
            Knockout Group, Inc. and Centerpoint Properties Trust
10.16*      Memorandum of Understanding effective as of February 24, 2004 by and between  Sensible  Life  Products,  a division of Laid Back Designs,
            Ltd. and The Knockout Group, Inc.
14.1        Code of Business  Conduct and Ethics  (Incorporated  by reference to the Company's annual report on Form 10-KSB for the fiscal year ended
            December 31, 2004, filed with the Securities and Exchange Commission on April 15, 2005)
16.1        Letter  from  Goldstein  Golub  Kessler  LLP dated  January 19, 2005
            (Incorporated  by reference to Form 8-K,  filed with the  Securities and Exchange Commission on January 19, 2005)
21.1*       List of Subsidiaries
31.1*       Certification  by Chief  Executive  Officer and Principal  Financial
            Officer,  required  by  Rule  13a-14(a)  or  Rule  15d-14(a)  of the
            Exchange Act
32.1*       Certification  by Chief  Executive  Officer and Principal  Financial
            Officer,  required  by  Rule  13a-14(b)  or  Rule  15d-14(b)  of the
            Exchange  Act and  Section  1350 of  Chapter  63 of  Title 18 of the
            United States Code
--------------------------
* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

      The aggregate fees billed for professional services rendered by our independent registered public accounting firm for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $134,000 and $115,000 for the years ended December 31, 2005 and December 31, 2004, respectively.

AUDIT-RELATED FEES

      We incurred fees of $19,000 for the year ended December 31, 2005 and no fees for the year ended December 31, 2004 for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

TAX FEES

      The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were $25,000 and $20,000 for the years ended December 31, 2005 and December 31, 2004, respectively. The services for which such fees were paid consisted of preparation of tax returns.

ALL OTHER FEES

      We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2005 and December 31, 2004.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

      In accordance with its Audit Committee Charter, the Audit Committee's policy is to expressly pre-approve all audits and permissible non-audit services provided by our independent public accountants before the independent public accountants are engaged by us to provide any such services. These services may include audit services, audit related services, tax services and other related services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of service and is subject to a specific budget. Our entire Board of Directors currently acts as our Audit Committee in accordance with the Audit Committee Charter.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KNOCKOUT HOLDINGS, INC.


          Date: May 18, 2006             By:   /s/ John Bellamy
                                              ----------------------------------
                                              John Bellamy
                                              Chief Executive Officer, Principal
                                              Financial Officer and Principal
                                              Accounting Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            SIGNATURE                              TITLE                                 DATE
---------------------------------    ----------------------------------------   ------------------------------

 /s/ John Bellamy                      Chief Executive Officer, Principal                 May 18, 2006
------------------------------               Financial Officer, Principal
John Bellamy                              Accounting Officer and Director

 /s/ Isaac Horton, III                                           Director                 May 18, 2006
------------------------------
Dr. Isaac Horton, III

 /s/ Kurt A. Garrett                                             Director                 May 18, 2006
------------------------------
Kurt A. Garrett

 /s/ Robert L. Smith, Jr.                                        Director                 May 18, 2006
------------------------------
Robert L. Smith, Jr.


                             KNOCKOUT HOLDINGS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

                                TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm.................... F-2

Consolidated Balance Sheets................................................ F-3

Consolidated Statements of Operations.......................................F-4

Consolidated Statement of Cash Flows....................................... F-5

Consolidated Statement of Stockholders' Equity (Deficit)................... F-6

Notes to Consolidated Financial Statements.......................... F-7 - F-23

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Knockout Holdings, Inc
Northlake, Illinois

We have audited the accompanying consolidated balance sheets of Knockout Holdings, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knockout Holdings, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit and working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Chicago, Illinois

April 26, 2006

                             KNOCKOUT HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS




DECEMBER 31,                                                     2005                 2004
----------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash                                                      $    791,012       $     19,837
    Accounts Receivable, net of allowance for doubtful
    accounts of $126,000 and 0 at December 31, 2005
    and 2004, respectively                                         138,371            133,030
    Inventories                                                    237,346          1,802,060
    Prepaid Expenses and Other Current Assets                      131,146             63,684

----------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                             1,297,875          2,018,611
----------------------------------------------------------------------------------------------

FIXED ASSETS, NET                                                  216,559            280,077

PATENTS & TRADEMARKS, Net of amortization of
    $36,757 at December 31, 2004                                        --          3,137,629

DEPOSITS & OTHER NON-CURRENT ASSETS                                153,825            200,848

----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $  1,668,259       $  5,637,165
----------------------------------------------------------------------------------------------

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                          $    779,127       $  1,938,240
    Accrued Expenses                                             4,048,503            715,044
    Due to Related Party                                           246,858            298,938
    Notes Payable                                                       --          1,200,000
    Convertible Notes Payable, net of unamortized
      discount of $5,343,096 and 0 at
      December 31, 2005 and 2004, respectively                      92,451                 --


----------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                        5,166,939          4,152,222
----------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY

    Common Stock - Voting, $0.001, 20,000,000 shares
    authorized, 12,015,136 and 8,992,323 issued
    and outstanding respectively                                    12,015              8,992

    Convertible Preferred Stock, $0.001 par value,
    1,000,000 shares authorized

    Series A - 865,000 shares authorized, 796,568 issued
    and outstanding at both December 31,2005 and 2004
    (liquidation preference of $37,351,000)                            797                797

    Series B - 1,000,000 shares authorized, 116,754 to
    be issued (liquidation preference of $5,474,980)                   116                 --
    Additional paid-in capital                                  28,212,978         15,789,717
    Accumulated deficit                                        (31,724,586)       (14,314,563)
----------------------------------------------------------------------------------------------
Total Stockholders' Equity                                      (3,498,680)      $  1,484,943

----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  1,668,259       $  5,637,165
----------------------------------------------------------------------------------------------


         See accompanying notes to the consolidated financial statements

                             KNOCKOUT HOLDINGS, INC.
                      Consolidated Statements of Operations
                  For Periods Ended December 31, 2005 and 2004




                                                                         For Year Ended         For Year Ended
                                                                          December 31,            December 31,
                                                                               2005                  2004
------------------------------------------------------------------------------------------------------------------------

Revenue                                                                      $  1,883,202          $    679,008

Cost of Sales                                                                   2,364,474               451,977

------------------------------------------------------------------------------------------------------------------------

Gross Margin                                                                     (481,272)              227,031

Selling, General and Administrative Expenses
     (inclusive of $66,000 and $1,100,000 of
     charges incurred from related party, in 2005
     and 2004 respectively)                                                    10,695,601            11,743,370

Impairment loss                                                                 2,814,072                    --
------------------------------------------------------------------------------------------------------------------------

Operating Loss                                                                (13,990,945)          (11,516,339)

Loss on extinguishment of debt                                                  2,622,101                    --
Interest Expense                                                                  796,976             1,058,363
------------------------------------------------------------------------------------------------------------------------

Net Loss                                                                      (17,410,022)          (12,574,702)

------------------------------------------------------------------------------------------------------------------------
Preferred Stock Dividend                                                       (2,286,759)           (1,610,000)

Net Loss Available to Common Shareholders                                    $(19,696,781)         $(14,184,702)
------------------------------------------------------------------------------------------------------------------------



Basic and diluted loss per common shares                                     $      (1.80)         $      (0.22)
------------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding                                     10,944,608            63,727,459
------------------------------------------------------------------------------------------------------------------------


     See accompanying notes to the consolidated financial statements

                             KNOCKOUT HOLDINGS, INC.
                             Statement of Cash Flows
                  For Periods Ended December 31, 2005 and 2004



                                                                         FOR YEAR ENDED       FOR YEAR ENDED
                                                                           DECEMBER 31,        DECEMBER 31,
                                                                              2005                  2004
---------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
         Net loss                                                           $(17,410,022)         $(12,574,702)
         Adjustments to reconcile net loss to net cash used
         in operating activities
         Impairment Loss                                                       2,814,072                     0
         Depreciation & amortization                                             405,081                82,732
         Provision for Obsolete Inventory                                        550,500                     0
         Provision for Bad Debt                                                  140,000                     0
         Amortization of original issue discount                                 228,835               983,000
         Amortization of financing fees                                          106,553                 5,924
         Loss on Extinguishment of Debt                                        2,622,101                     0
         Stock compensation expense                                              509,000                     0
         Issuance of shares and warrants in exchange for                         246,937             4,589,000
         services received
         Loss on sale of fixed assets                                                248                     0
         Changes in assets and liabilities
              Accounts Receivable                                               (145,341)             (133,030)
              Inventories                                                      1,014,214            (1,802,060)
              Prepaid expenses and other current assets                          (67,461)              (63,684)
              Other Assets                                                        97,977              (189,000)
              Accounts payable                                                (1,159,113)            1,504,328
              Accrued Expenses                                                 2,241,199               632,044

---------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                (7,805,220)           (6,965,448)
---------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
         Purchase of fixed assets                                                (19,628)             (314,271)
         Expenditures for patents and trademarks                                       0            (1,137,887)
         Proceeds from sale of fixed assets                                        1,373                     0
---------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                   (18,255)           (1,452,158)
---------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
         Proceeds from issuance of preferred stock                             5,485,000             6,680,000
         Payments on Long Term Debt                                           (1,564,453)                    0
         Costs related to issuance of preferred stock                           (354,118)             (439,455)
         Proceeds from issuance of debt                                        5,800,000             2,550,000
         Proceeds from exercise of options and warrants                           30,141                10,016
         Repayments of convertible notes                                               0              (450,000)
         Deferred financing charges paid                                        (248,340)              (17,772)
         Payments of preferred stock dividends                                  (501,500)                    0
         Payment of amount due to related party                                  (52,080)             (158,000)
---------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                             8,594,650             8,174,789
---------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                                                  771,175              (242,817)

Cash, at beginning of period                                                      19,837               262,654

---------------------------------------------------------------------------------------------------------------
Cash, at end of period                                                      $    791,012          $     19,837
---------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information

         Cash paid during the period for interest                                164,000                   423

         Stock issued as consideration for assignment of
         patents                                                                       0             1,631,000

         Conversion of convertible debt  and accrued
         interest to common stock                                                      0               520,000

         Conversion of convertible debt to Series C Preferred Stock                    0               400,000

         Dividends and penalties on Preferred Stock:
           Total dividends and penalties recorded                              1,593,759                     0
            Total paid                                                           501,500                     0
            Total included in accrued liabilities at December 31               1,092,259                     0



         See accompanying notes to the consolidated financial statements

                             KNOCKOUT HOLDINGS, INC.
            Consolidated Statement of Stockholders' Equity (Deficit)


                                                                              Series A    Series A     Series A    Series A
                                                                              Preferred   Preferred   Preferred   Preferred
                                                     Common       Common       Shares       Stock       Shares      Stock
                                                     Shares        Stock    (pre-merger)(pre-merger)(post-merger)(post-merger)
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003                        61,640,000      $ 2,000            -        $ -            -          $ -

Issuance of Series A Preferred Stock                                          23,644,000    236,440

Issuance of Series B Preferred Stock

Offering Costs from Series A & B
Preferred Stock Issuances

Adjust par value of common stock                                    614,400

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

Issuance of Series C Preferred Stock

Conversion of notes payable to Series C
Preferred Stock

Offering Costs from Series C Preferred Stock

Conversion of Series A, B, & C Preferred
to common stock                                     37,800,000      378,000  (23,644,000)  (236,440)

------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 28, 2004                       127,450,941   $1,274,509            -        $ -            -          $ -
------------------------------------------------------------------------------------------------------------------------------

Conversion of common stock to Series A
preferred stock in connection with
reverse merger transaction                        (127,450,941)  (1,274,509)                             796,568          797

Shares issued in reverse merger                      8,175,747        8,175

Shares issued for services related to the
reverse merger                                         816,576          817

Net loss for the year ended December 31, 2004

------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2004                         8,992,323      $ 8,992            -        $ -      796,568        $ 797
------------------------------------------------------------------------------------------------------------------------------

Issuance of Series B Preferred Stock
  (net of issuance costs of $354,118)

Shares and Warrants issued for services                  8,750            9

Exercise of warrants                                 3,014,063        3,014

Compensation expense for stock options

Dividends to Preferred Shareholders

Warrants Issued in Connection with Debt Issuance

Cancellation of Warrants issued with Debt

Contribution of preferred stock by shareholders                                                           82,427           82

Preferred Stock Issued in connection with debt                                                           (82,427)         (82)

Beneficial conversion on convertible debt

Modification of exercise price on warrants

Net Loss for year ended December 31, 2005

------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2005                        12,015,136     $ 12,015            -        $ -      796,568        $ 797
------------------------------------------------------------------------------------------------------------------------------



                                                       Series B     Series B    Series B      Series B
                                                       Preferred    Preferred  Preferred     Preferred       Series C
                                                        Shares       Stock       Shares        Stock        Preferred
                                                     (pre-merger) (pre-merger)(post-merger) (post-merger)     Shares
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003                                   -          $ -            -             $ -             -

Issuance of Series A Preferred Stock

Issuance of Series B Preferred Stock                   3,956,000       39,560

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

Common shares issued to employees

Common shares issued for patents

Warrants issued with notes payable

Beneficial conversion feature on
convertible debt

Conversion of Taylor note payable

Issuance of Series C Preferred Stock                                                                           8,600,000

Conversion of notes payable to Series C
Preferred Stock                                                                                                1,600,000

Offering Costs from Series C Preferred Stock

Conversion of Series A, B, & C Preferred
to common stock                                       (3,956,000)     (39,560)                               (10,200,000)

---------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 28, 2004                       1           -          $ -            -             $ -             -
---------------------------------------------------------------------------------------------------------------------------

Conversion of common stock to Series A
preferred stock in connection with
reverse merger transaction                        (1

Shares issued in reverse merger

Shares issued for services related to the reverse merger

Net loss for the year ended December 31, 2004

---------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2004                                   -          $ -            -             $ -             -
---------------------------------------------------------------------------------------------------------------------------

Issuance of Series B Preferred Stock
  (net of issuance costs of $354,118)                                              116,754           $ 116

Shares and Warrants issued for services

Exercise of warrants

Compensation expense for stock options

Dividends to Preferred Shareholders

Warrants Issued in Connection with Debt Issuance

Cancellation of Warrants issued with Debt

Contribution of preferred stock by shareholders

Preferred Stock Issued in connection with debt

Beneficial conversion on convertible debt

Modification of exercise price on warrants

Net Loss for year ended December 31, 2005

---------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2005                                   -          $ -    116,754           $ 116               -
---------------------------------------------------------------------------------------------------------------------------





                                                      Series C    Additional        Total
                                                     Preferred     Paid in       Accumulated     Stockholders'
                                                       Stock       Capital         Deficit           Equity
-----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003                                  $ -          $ -    $ (1,739,861)     $ (1,737,861)

Issuance of Series A Preferred Stock                                 4,657,846                         4,894,286

Issuance of Series B Preferred Stock                                 1,066,154                         1,105,714

Offering Costs from Series A & B
Preferred Stock Issuances                                             (194,010)                         (194,010)

Adjust par value of common stock                                      (614,400)                                 -

Issuance of options to consultants in
exchange for services provided                                       1,699,500                         1,699,500

Issuance of warrants to consultants in
exchange for services provided                                         620,500                           620,500

Issuance of options to employees in exchange
for services provided                                                  962,000                           962,000

Warrants and options exercised                                        (182,298)                           10,016

Common shares issued to employees                                      149,744                           156,000

Common shares issued for patents                                     1,565,752                         1,631,000

Warrants issued with notes payable                                     670,000                           670,000

Beneficial conversion feature on                                       313,000                           313,000
convertible debt

Conversion of Taylor note payable                                      503,708                           520,000

Issuance of Series C Preferred Stock                       86,000    2,064,000                         2,150,000

Conversion of notes payable to Series C
Preferred Stock                                            16,000      384,000                           400,000

Offering Costs from Series C Preferred Stock                          (291,500)                         (291,500)

Conversion of Series A, B, & C Preferred
to common stock                                          (102,000)                                             -

-----------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 28, 2004                                  $ -  $13,373,996     $ (1,739,861)    $ 12,908,645
-----------------------------------------------------------------------------------------------------------------

Conversion of common stock to Series A
preferred stock in connection with
reverse merger transaction                                           1,273,713                                 -

Shares issued in reverse merger                                         (8,175)                                -

Shares issued for services related to the
reverse merger                                                       1,150,183                         1,151,000

Net loss for the year ended December 31, 2004                                       (12,574,702)     (12,574,702)

-----------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2004                                  $ -  $15,789,717    $ (14,314,563)     $ 1,484,943
-----------------------------------------------------------------------------------------------------------------

Issuance of Series B Preferred Stock
  (net of issuance costs of $354,118)                                5,130,766                         5,130,882

Shares and Warrants issued for services                                246,928                           246,937

Exercise of warrants                                                    27,127                            30,141

Compensation expense for stock options                                 509,000                           509,000

Dividends to Preferred Shareholders                                 (1,593,759)                       (1,593,759)

Warrants Issued in Connection with Debt Issuance                     1,513,199                          1,513,199

Cancellation of Warrants issued with Debt                           (1,513,199)                       (1,513,199)

Contribution of preferred stock by shareholders                            (82)                                -

Preferred Stock Issued in connection with debt                       5,947,281                         5,947,199

Beneficial conversion on convertible debt                            2,141,000                         2,141,000

Modification of exercise price on warrants                              15,000                            15,000

Net Loss for year ended December 31, 2005                                           (17,410,022)     (17,410,022)

-----------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2005                                  $ -  $28,212,978    $ (31,724,586)    $ (3,498,680)
-----------------------------------------------------------------------------------------------------------------




         See accompanying notes to the consolidated financial statements

                             KNOCKOUT HOLDINGS, INC.

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through August 2004, the company operated as a development stage company. For the years ended December 31, 2005 and 2004, the Company incurred net losses of $17.4 million and $12.6 million, respectively. Cash used in operating activities was $7.8 million and $7.0 million for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, the company had an accumulated deficit of $31.7 million and a working capital deficiency of $3.9 million, and is in default of interest payments required under its current debt agreements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is ultimately dependent on its ability to obtain additional funding and increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows.

In December 2005, the Company completed their development of a commercial and institutional line of cleaning products, and adopted a strategy to focus on governmental and industrial sales during 2006. The Company believes there is adequate demand for its products. The Company is also in discussions with commercial banks and other financing sources to provide working capital financing to fund expected inventory and receivables growth. However, there is no assurance that the Company will continue to be successful in obtaining additional funding in the future or improving its operating results. The financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

                             KNOCKOUT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company has produced infomercials to market its household and automotive product lines. In accordance with SOP 93-7 entitled "Reporting on Advertising Costs." infomercial production costs have been expensed as incurred.

For the years ended December 31, 2005 and 2004, the Company recorded advertising expense of $1,221,400 and $48,000, respectively. In addition, for years ended December 31, 2005 and 2004, the Company recorded research & development expense of $235,600 and $50,000, respectively.

CONCENTRATION OF RISK

The Company utilizes outside vendors and third party providers to manufacture, warehouse, and distribute its products. The markets for contract manufacturing, warehousing, and order fulfillment are well developed in the U.S. and the Company believes it could readily contract with other providers on comparable terms, with limited, or no disruption to its business.

                             KNOCKOUT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The company has an exclusive license agreement to market and distribute its botanical disinfectant product, which can only be obtained from a sole provider. The current contract covers a three-year period beginning February 24, 2004 to February 23, 2007. There can be no assurance that this contract will be renewed or renewed on terms and conditions comparable to the existing agreement.

ACCOUNTS RECEIVABLE

Accounts receivable consist of amounts due to the Company from our normal business activities. When necessary, the Company maintains an allowance for doubtful accounts to reflect the expected collectibility of accounts receivable based on past collection history and specific risks identified in the portfolio. After all attempts to collect against the receivable fail, the receivable is written off against the allowance. An allowance for doubtful accounts of $126,000 and 0 were deemed necessary at December 31, 2005 and 2004, respectively.

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

TRADEMARKS, PATENTS AND LICENSING FEE

Intangible assets consist of trademarks, patents and a license agreement related to the Company's Knock-Out(R) branded products. The trademark and patents are recorded at acquisition cost, plus legal and other expenses related to their creation. Included in the Company's patents totaling $2,143,000, are three patents filed with the U.S. Patent and Trademark Office, of which one patent has been granted. The Company has eleven patents currently pending approval. The trademark and pending patents were amortized using the straight-line method over estimated useful lives of 20 and 17 years, respectively.

In the fourth quarter of 2004, the Company extended its licensing agreement with licensor for the worldwide use of the licensor's name, approved likeness, and signature. The agreement was extended to an eight-year agreement with an initial term of five years and a three-year option period, which requires the Company to pay a retention bonus of $1.5 million after year five. The agreement provides for an initial payment of $1.0 million, which was paid by the Company at year-end 2004. The initial payment was capitalized by the Company and was being amortized using the straight-line method over the five-year initial term.

Due to recurring losses and negative cash flows from operations, in 2005 the Company evaluated its trademarks, patents and licensing fee for impairment. To date, the Company has not been successful in achieving its financial projections and cash flow estimates. Fair value was estimated using a discounted cash flow method. Entry into the retail market has required a significantly higher investment than we had initially anticipated. As a result and based on our performance to date and the lack of history of meeting our financial projections, we determined that the trademarks, patents, and licensing fee were impaired and recorded an impairment charge of $2.8 million for the year ended December 31, 2005.

                             KNOCKOUT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows expected to be generated by those assets are less than the carrying amount of those items. The Company's cash flow estimates are based on limited operating history and have been adjusted to reflect management's best estimate of future market and operating conditions. The net carrying values of assets deemed not recoverable are reduced to fair value. The Company's estimates of fair value represent management's best estimates based on industry trends.


STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation plans under FAS No. 123 (R) Accounting for Stock-Based Compensation (FAS 123). As a result, compensation expense is determined based on the fair value of the options or warrants granted. The Company determines fair value by applying the Black Scholes option-pricing model.

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

The following table sets forth the shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock that is not included in the basic and diluted net loss per share available to common stockholders:


December 31,                                                 2005          2004
================================================================================
Shares issuable upon exercise of outstanding options        402,786    4,261,284
Shares issuable upon exercise of outstanding warrants     7,050,775      925,000
Shares issuable upon conversion of preferred stock      146,282,956  127,450,880
Shares issuable upon conversion of convertible debt      10,871,094            -
--------------------------------------------------------------------------------

Total                                                   164,607,611  132,637,164
================================================================================

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 requires retroactive application of a change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate resulting from a change in accounting principle. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Depending on the type of accounting change, the adoption of SFAS 154 may have a material impact on our consolidated financial statements.

                             KNOCKOUT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3. RELATED PARTY TRANSACTIONS

ADVANCES BY ARTISTIC COMMUNICATION CENTER

Artistic Communication Center ("ACC"), a multi-media video and audio production company, is principally owned by the Company's Chief Executive Officer, John Bellamy. In 2003, the Company agreed to reimburse Artistic Communication Center for all advertising, marketing, licensing, legal fees, accounting, consulting, product design and development, travel, and other costs paid on behalf of the Company prior to its incorporation in April 2003. These costs amounted to $739,000. The company established a payable to ACC of $739,000 in 2003 and charged it to selling, general and administrative expense. The payable has no maturity date but the Company made payments of $52,000, $158,000 and $282,000 in 2005, 2004 and 2003, respectively. The Company's outstanding obligation due to ACC totaled $246,858 and $298,938 on December 31, 2005 and 2004, respectively.

INFOMERCIAL PRODUCTION

The Company retained ACC to produce its household and automotive infomercials for television broadcast. The Company's current contract with ACC provides that ACC will be compensated on the basis of "cost, plus 10%." Through December 31, 2005, the Company has incurred costs related to infomercial production of $1.16 million, of which $1.03 million has been paid. The Company incurred expense of $66,000 and $1,100,000 for the years ended December 31, 2005 and 2004, respectively, for services provided by ACC. At December 31, 2005, the remaining unpaid balance of $132,000 is included in accrued liabilities. At December 31, 2004 $262,000 due to ACC was included in accrued liabilities.

OCCUPANCY COSTS

In addition, ACC occupies space at the Company's 100 W. Whitehall Avenue location and pays monthly rent of $1,211. The monthly rent has been determined based on space utilization and includes ACC's pro rata share of common area costs, insurance, and real estate taxes. Rental income received from ACC has been recorded as a reduction of selling, general, and administrative expenses in the amount of $14,500 and $9700 for the years ended December 31, 2005 and 2004, respectively.

PATENTS & TRADEMARKS

In consideration for the assignment of trademarks and pending patents, the Company agreed to pay Dr. Isaac Horton, III, the Company's Vice Chairman, a total of $400,000 as of December 31, 2004. Dr. Horton was paid $200,000 in January, 2005 and an additional $166,665 during the remainder of 2005. At December 31, 2005, $33,335 remained to be paid, and this amount is included in accounts payable. (The $33,335 was subsequently paid to Dr. Horton by February 1, 2006.) In addition, Dr. Horton received 6,524,787 shares of common stock of The Knockout Group, Inc. The fair value of these shares of $1.6 million was based on the fair market value of the common stock issued which was determined to be $0.25 per share. This amount has been recorded as an increase in patent assets reflected in the Balance Sheet. As part of his agreement, Dr. Horton agreed not to develop or contribute any intellectual property to any other company, now or in the future, that competes in the "cleaning" products segment.

Dr. Horton acts as a consultant to the Company's executive officers, advising the Company on capital formation, quality control, product development, business strategy, licensing, patent development, and personnel matters. For these consulting services, Dr. Horton received stock options of The Knockout Group, Inc. in 2004, which were valued at $616,000 using a Black-Scholes pricing model. These options were exercised prior to Knockout Holdings' acquisition of The Knockout Group, Inc. The Company also paid Dr. Horton approximately $175,000 and $351,000 for consulting fees and board of director fees for the years ended December 31, 2005 and 2004, respectively.

                             KNOCKOUT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GALT VENTURES CORPORATION

Since 1999, Kevin Waltzer, a principal shareholder of the Company and former member of the Company's Board of Directors, has been Chairman, CEO, and President of Galt Ventures Corporation (Galt), a company that provides venture capital to development and later stage enterprises. Following the completion of the Merger transaction, Galt controlled approximately 24% of the Company's voting stock. At December 31, 2005 and 2004, the Company had 0 and $1.2 million of notes payable due to Galt, respectively.

CHARLESTON HOLDINGS, LLC

Kevin Waltzer, a principal shareholder of the Company and former member of the Company's Board of Directors, and David Rights, a shareholder of the Company and former member of the Company's Board of Directors, are also minority shareholders in Charleston Holdings, LLC, the primary supplier of product concentrate to the Company. Charleston Holdings supplies concentrate to the Company at a fixed priced and under the terms of the agreement, the Company has the right to source the product from other suppliers. During years ended December 31, 2005 and 2004, the Company purchased raw materials from Charleston Holdings totaling $153,000 and $322,000, respectively.

NOTE 4. COMMITMENTS AND CONTINGENCIES

LEASES

The Company currently leases office and warehouse space at 100 W. Whitehall Avenue in Northlake, Illinois. The Company occupied the space on a month-to-month basis from April 1, 2004 to July 31, 2004. Subsequently, the lease term was amended to a three-year period beginning August 1, 2004 to July 31, 2007. Effective December 1, 2005, the lease was amended, considerably reducing the space being leased, and covering the remaining twenty month lease period (from December 1, 2005 to July 31, 2007).

During year-end December 31, 2005 and 2004, the Company's total operating lease expense amounted to $1,057,000 and $331,000 respectively. In addition to the base rent, the Company is responsible for additional rent for common area costs, insurance and real estate taxes. For the remainder of the lease term, the Company's minimum annual base lease payments are as follows:

            2006              $180,000
            2007              $105,000

MINIMUM ROYALTY PAYMENTS

In November of 2004, the Company entered into an eight year, exclusive licensing agreement with licensor to represent the Company's Knock-Out(R) line of cleaning products worldwide. The agreement is an extension to a prior agreement with licensor and includes an initial term of five years, with a three-year option period, which requires the Company to pay a retention bonus of $1.5 million after year five. The agreement provides for an initial payment of $1.0 million, which was paid by the Company at year-end 2004. The Company is also obligated to make periodic royalty payments to Mr. Foreman based on a percentage of net revenue. Royalty expense was $164,000 in 2004. Royalty expense was $2,000,000 in 2005, representing the minimum due to Mr. Foreman for year 1 of the contract. At December 31, 2005 $1,968,800 of this expense is included in accrued liabilities and $31,200 is included in accounts payable. The Company is in default on the payment of the $1,968,800 payment relating to the 2005 royalties.

                             KNOCKOUT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The minimum annual royalty payments required under the contract are as follows:

         Years 1-5         $2,000,000
         Year  6           $3,000,000
         Year  7           $3,500,000
         Year  8           $4,000,000

NOTE 5. INVENTORIES

Inventories consisted of the following:

December 31,             2005        2004
---------------------------------------------
Raw materials       $     44,375  $   491,891
Work in process             -         109,110
Finished goods           192,971    1,201,059
---------------------------------------------
Total Inventories   $    237,346  $ 1,802,060
=============================================

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

December 31,                       2005        2004
======================================================
Office Equipment                $ 182,541    $ 179,679
Computer Equipment                 11,220         -
Office Furniture                   36,206       32,569
Molds                              48,000       48,000
Software                           65,804       65,804
------------------------------------------------------
Total Property and Equipment      343,771      326,051
Less accumulated depreciation    (127,212)     (45,975)
------------------------------------------------------
Total, Net                      $ 216,559    $ 280,077
======================================================

NOTE 7. INTANGIBLE ASSETS

Intangible Assets consist of the following:

December 31,                        2005          2004
==========================================================
License Fee  (Note 4)           $     -        $ 1,000,000
Patents                               -          2,102,745
Trademark                             -             71,641
----------------------------------------------------------
Total Intangible Assets               -          3,174,386
Less accumulated amortization         -           (36,757)
----------------------------------------------------------
Total, Net                      $     -        $ 3,137,629
==========================================================

                             KNOCKOUT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Due to recurring losses and negative cash flows from operations, in 2005 the Company evaluated its trademarks, patents and licensing fee for impairment. To date, the Company has not been successful in achieving its financial projections and cash flow estimates. Fair value was estimated using a discounted cash flow method. Entry into the retail market has required a significantly higher investment than we had initially anticipated. As a result and based on our performance to date and the lack of history of meeting our financial projections, we determined that the trademarks, patents, and licensing fee were impaired and recorded an impairment charge of $2.8 million for the year ended December 31, 2005.

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

NOTE 9. ACCRUED EXPENSES

Accrued expenses consist of the following amounts for 2005 and 2004:

December 31,                          2005        2004
=========================================================
Royalty fees (Note 4)            $ 1,968,800   $        -
Dividends and penalties payable    1,092,800            -
Interest on Notes Payable            297,000            -
Consulting                                 -   $   71,250
Professional Fees                    123,000      277,500
Infomercial Production (Note 3)      131,500      253,218
Vacation and personnel related       106,300       56,250
Accrued rent                         177,800            -
Advertising and marketing             83,000            -
Other                                 69,103       56,826
---------------------------------------------------------
Total                            $ 4,048,503   $  715,044
=========================================================

NOTE 10. INCOME TAXES

The reconciliation of income tax expense (benefit) to the amount computed by applying the federal statutory rate is as follows:


Period ended December 31,                              2005            2004
===============================================================================
Income tax (benefit) at federal statutory rate   $ (5,918,000)   $  (4,275,000)
State taxes                                          (870,000)        (612,000)
Other nondeductible expenses (primarily
        Start-up costs in 2003)                       (67,000)         108,000
Change in Valuation Allowance                       6,855,000        4,779,000
-------------------------------------------------------------------------------
Income tax expense (benefit)                     $         --    $         --
===============================================================================

                             KNOCKOUT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Significant components of the Company's deferred tax asset are as follows:


December 31                                              2005           2004
===============================================================================
            Net operating loss                      $  9,190,000    $ 3,761,000
            Stock Compensation                         1,670,000      1,402,000
            Patents and Trademarks                     1,097,000             --
            Other                                         67,000          6,000
            Valuation Allowance                      (12,024,000)    (5,169,000)
-------------------------------------------------------------------------------
    Total net deferred tax asset                    $         --    $        --
===============================================================================

The Company has incurred net operating losses of approximately $23.0 million, which can be carried forward for up to twenty years under current IRS regulations. The majority of the Company's net operating loss expires in 2024 and 2025.

NOTE 11. NOTES PAYABLE

11% CONVERTIBLE NOTE PAYABLE

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

In September 2005, the Company issued new debt which required the consent of the holders of the 11% debt. As a result, the Company entered into an amended and restated agreement with the 11% debt holders, which (1) granted the debt holders the right to convert at their option the principal amount of the note into shares of the Company's common stock at a conversion price of $0.50 (2) required funds in the amount of $364,453 which were being held in escrow to pay interest to be released to the debt holders as a pre-payment of the outstanding principal, (3) required a shareholder of the Company to transfer to the debt holders 18,750 shares of Series A preferred stock with a fair value of $2,250,000 (4) reduced the exercise price of 364,720 warrants to purchase common stock from $0.50 to $0.30 and (5) terminated the 11% debt holders' security interest in substantially all of the assets of the Company.

As the modifications to this debt were considered substantial in accordance with the guidance in EITF 96-19, the Company accounted for these modifications as a debt extinguishment and recognized a loss on extinguishment of debt of $2,622,101, which was attributable to (a) the difference between the fair value of the modified debt instrument and the carrying value of the former debt instrument (b) the fair value of the preferred stock issued in connection with the debt extinguishment, (c) the incremental increase in the fair value of the warrants of $15,000 as a result of the reduction in the exercise price, and (d) the write-off of deferred financing fees related to the original debt agreement.

                             KNOCKOUT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The revised debt agreement was initially recorded at its estimated fair value of $1,525,000 and will be accreted up to its redemption value of $2,635,547 using the effective interest method.

The Company has not made quarterly interest payments on a timely basis in accordance with the 11% Convertible Note Payable loan agreement, for quarters ended September 30, 2005 and December 31, 2005, and as a result, the Company is in default of the loan agreement. The failure to pay interest when due on the 11% Senior Secured Note also caused a default on the Company's outstanding 16.66% Senior Convertible Notes. As a result of these defaults, the debt holders have the right at any time to declare the full principal amount of the debt, together with interest and other amounts owing in respect thereof, immediately due and payable in cash. If the holder of our outstanding 11% Senior Secured Note exercises its right to accelerate our payment obligations, we would be required to repay 115% of the outstanding principal amount and, beginning five days after the date of default of October 5, 2005, the interest rate would accrue at the rate of 20% per annum or such lower maximum amount of interest permitted to be charged under applicable law. If the holders of our outstanding 16.66% Senior Convertible Notes exercise their right to accelerate our payment obligations, we would be required to pay interest on the outstanding principal and unpaid interest plus interest thereon beginning seven trading days after the date of default of October 5, 2005 at the lower of 18% per annum or the highest rate permitted by law. If any of our debt holders exercise their rights we could be forced into bankruptcy. As a result of this default, the Convertible Notes Payable balance, comprised of both the 11% Convertible Notes Payable and the 16.66% Convertible Note Payable, which totals $92,451 (net of unamortized discount of $5,343,096) as of December 31, 2005, is shown as a current liability on December 31, 2005 balance sheet. At December 31, 2005, $157,000 is included in Accrued Expenses, representing unpaid interest on the 11% Note Payable.

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

16.66% CONVERTIBLE NOTE PAYABLE

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

                             KNOCKOUT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

As discussed above, the Company is in default of the 16.66% Convertible Note Payable. At December 31, 2005, $140,000 is included in Accrued Expenses, representing unpaid interest on the 16.66% Note Payable.

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

The Taylor note payable is considered to have a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the note payable exceeded the value allocated to the note payable on the date of issuance. On the date of issuance, the note payable was convertible into 1,535,719 shares of common stock. The difference between the market value of the shares issuable upon conversion and the value allocated to the note payable is considered to be the value of the beneficial conversion feature. The value of the beneficial conversion feature of $200,000 has also been recorded as a discount to the note payable and was amortized over the term of the loan.

In December 2004, the note holder elected to convert the note payable and accrued interest of $20,000 into 1,629,191 shares of common stock and exercised the warrants for 801,246 shares of the Company's common stock. At the time of conversion, the remaining unamortized debt discount was charged to interest expense.

                             KNOCKOUT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

These notes were convertible at the option of the holder into shares offered in the Series C offering. The holders elected to convert the total balance due under these notes of $400,000 into 1.6 million shares of the Company's Series C preferred stock. The Company repaid $50,000 of the notes related to this offering along with $5,625 in interest expense in 2004.

SCHEDULE OF DEBT MATURITIES

 The following table summarizes the Company's debt obligations as of December 31, 2005:


                                            Total             2006            2007           2008
                                            ------           ------           ----           ----
Long Term Notes Payable (a):
          11% Senior Secured Note due
               May 2, 2008                 $2,635,547      $  715,000      $1,716,000      $  204,547
          16.66% Convertible Notes due
               March 31, 2007              $2,800,000              --      $2,800,000

TOTAL                                      $5,435,547      $  715,000      $4,516,000      $  204,547


(a) As discussed in the 11% Convertible Notes Payable and the 16.66% Convertible Note Payable sections above, the Company is in default of interest payments required under our 11% Convertible Note Payable debt agreement. Furthermore, the default under the 11% Convertible Note Payable debt agreement also causes us to be in default of our 16.66% Convertible Note Payable debt agreement. As a result, the Convertible Notes Payable balance of $92,451 (net of unamortized discount of $5,343,096) as of December 31, 2005 is shown as a current liability on December 31, 2005 balance sheet. The Long Term Notes Payable presented above reflect the original due dates of the underlying notes.

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

                             KNOCKOUT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The investment banking firm which assisted the Company with this reverse merger transaction received 816,576 shares of common stock in exchange for services provided related to the merger transaction. As the fair market value of the services was not readily determinable, the value recorded for these services was based on the fair market value of the common stock issued which totaled
$1,151,000. This amount is included in selling, general and administrative expenses for the year ended December 31, 2004.

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

                             KNOCKOUT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In March 2004, the Company issued the original Series B holders warrants to purchase 690,000 shares of common stock at $0.28 per share which was subsequently repriced to $0.0005 on December 6, 2004. In connection with this grant of warrants and the subsequent reduction in exercise price, the Company has recorded a non-cash deemed dividend of $0.2 million. The Company recorded the deemed dividend on the date of issuance by offsetting charges and credits to additional paid in capital. The deemed dividend increases the loss applicable to common shareholders in the calculation of basic and diluted net loss per common share for the year ended December 31, 2004.

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

WARRANTS ISSUED TO CONSULTANTS IN EXCHANGE FOR SERVICES

During 2005 and 2004, The Group issued warrants to purchase 150,000 and 475,000 shares, respectively, of its common stock to consultants as compensation for services received. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of the warrants at the time of issuance, which ranged from $1.45 to $1.75 per warrant in 2005, and from $0.16 to $1.37 per warrant in 2004. The weighted average fair value of these warrants was $1.55 in 2005 and $1.31 in 2004. These warrants had a term of ten years and exercise prices ranging from $0.293 to $1.00. The Company recognized total non-cash expense of $232,500 and $621,000 in years ended December 31, 2005 and 2004, respectively, relating to the issuance of these warrants. The fair market value of these warrants was calculated using a Black-Scholes pricing model (see Note 14).

COMMON SHARES ISSUED IN EXCHANGE FOR PATENTS

During fiscal 2004, The Group issued 6,524,787 shares of its common stock to the Vice Chairman of the Company as partial payment for the right to utilize certain patents. As the fair market value of the patent was not readily determinable, the value recorded for the patents was based on the fair market value of the common stock issued, which was $0.25 per share using a Black-Scholes pricing model using the same assumptions as outlined in Note 14.

WARRANTS AND OPTIONS EXERCISED

During 2004, The Group received proceeds of $10,016 as a result of the exercise of options and warrants to purchase 19,231,366 shares of The Group's common stock.

During 2005, the Group received proceeds of $30,141 as a result of the exercise of warrants to purchase 3,014,063 shares of the Group's common stock. The warrants were exercised at a strike price of $.01 per share.

At December 31, 2005 and 2004, there were 7,050,775 and 925,000 outstanding warrants to purchase common stock with exercise prices ranging from $0.01 to $0.50 and a weighted average exercise price of $0.35 and $0.17 at December 31, 2005 and 2004, respectively. See Note 14 for discussion of the outstanding options at December 31, 2005 and 2004.

SERIES B CONVERTIBLE PREFERRED STOCK FINANCING

On January 14, 2005, the Company completed an offering of Series B Preferred Stock to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, promulgated there under. As part of this offering, the Company issued 116,754 shares of Series B Preferred Stock, $.001 par value per share and warrants to purchase up to 1,868,071 shares of the Company's common stock at an exercise price of $2.25 per share, netting proceeds of $5.1 million. On July 12, 2005 the Company amended these warrants, as well as the warrants to purchase 1,020,000 shares of the Company's common stock at an original exercise price of $2.25 per share issued to the investors of The
Knockout Group's Series C Preferred Stock, by reducing the exercise price to $.50 per share. As a result of this repricing, the Company recorded a deemed dividend of approximately $693,000 in the third quarter of 2005.

                             KNOCKOUT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The stated per share value of the Series B Preferred Stock is $46.8933. Dividends at an initial rate of 10% which increased to 20% in July 2005 are payable quarterly on January 1, April 1, July 1 and October 1. As of December 31, 2005, the Company incurred dividends on the Series B Preferred Stock of $793,500, of which $246,000 was paid prior to December 31, 2005. As the Series B Preferred Stock was not redeemed by the Company, cancelled or converted into common stock prior to 180 days from the date the Series B Preferred Stock was under the terms of the Series B Preferred Stock agreement, the dividend rate increased to 20% of the stated value per annum. Any accrued and unpaid dividends will entail a late fee equal to 18% per annum.

As part of this offering, the Company agreed to prepare and file with the Securities and Exchange Commission (SEC) a registration statement covering the resale of the common stock issuable upon the conversion of Series B preferred Stock and upon exercise of the warrants on or before 90 days after the closing date and to have the registration statement declared effective by the SEC on or before 90 days after the filing of the registration statement (or 120 days if the registration statement is reviewed by the SEC). If the Company failed to file the registration statement timely or have it declared effective timely, it was obligated to pay liquidated damages equal to 1% of the aggregate purchase price for the first 30 days and an additional 1% for each 30 day period subsequent thereto until the earlier of (a) such date the registration statement is declared effective and (b) the securities may be sold pursuant to Rule 144(k).

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

Series C Convertible Preferred Stock

In December 2004, The Knockout Group completed an offering of Series C Preferred Stock which was converted into common stock of The Knockout Group in December 2004 (and then Series A Preferred Stock of Knockout Holdings, Inc.) in connection with the reverse merger with United Network Marketing Services, Inc. The offering raised $2,550,000 in gross proceeds. The company recorded offering costs of $291,500 as a reduction of the proceeds from the sale of the Series C Preferred Stock in 2004. Under the terms of this offering, the terms of the Series C offering were adjustable in the event that the Series B investors received more favorable terms with respect to dividends and warrants than those offered to Series C investors. As the original terms of the Series C investment did not provide for warrants, Series C investors were issued a total of 1,020,000 warrants in January 2005 in connection with the Series B financing. As of December 31, 2005, the Company accrued dividends on the Series C Preferred Stock at a rate of 20% per annum and thereby accrued dividends of $385,000, of which $130,000 was paid prior to December 31, 2005.

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

                             KNOCKOUT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During fiscal year ended December 31, 2005, the Company incurred liquidated damages associated with Series B and C stock of $415,258 for failure to file and have a registration statement declared effective on a timely basis. $125,500 of the $415,258 had been paid during 2005, and $289,758 is included in Accrued Liabilities at December 31, 2005. These penalties have been recorded as additional dividends to shareholders.

COMMON SHARES ISSUED TO CONSULTANTS AND EMPLOYEES IN EXCHANGE FOR SERVICES

During fiscal 2005 and 2004, the Group issued 8,750 and 625,600 shares of common stock, respectively, in exchange for services. As the fair market value of the services was not readily determinable, the value recorded for the services was based on the fair market value of the common stock issued which totaled $14,437 and $156,000.for the years ended December 31, 2005 and 2004, respectively.

NOTE 13. VOTING SECURITIES

The Company's authorized capital consists of 20,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock, of which 865,000 shares have been designated as Series A Preferred Stock and 135,000 shares have been designated as Series B Preferred Stock. Each share of Series A Preferred Stock and each share of Series B Preferred Stock is convertible into 160 shares of Common Stock of the Company. At the close of business on December 31, 2005, the Company had 12,015,136 shares of Common Stock issued and outstanding, 796,568 shares of Series A Preferred Stock issued and outstanding and 116,754 shares of Series B Preferred Stock issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock will automatically convert into Common Stock immediately after the Company amends its Certificate of Incorporation to authorize the issuance of a sufficient number of shares of Common Stock so that all shares of the Company's outstanding Preferred Stock may be converted into Common Stock. The Company's Common Stock and Preferred Stock vote as a single class, as if the Preferred Stock had been converted into Common Stock. The Company's Common Stock and Preferred Stock are the only classes of its securities outstanding having the right to vote for the election of directors of the Company. Each share of Common Stock entitles its record holder to one vote, and each share of Preferred Stock entitles its record holder to approximately 160 votes.

NOTE 14. STOCK OPTIONS

The following table summarizes the options granted, exercised and outstanding at December 31, 2005:


                                                                                   Weighted
                                                                                    Average
                                                                 Exercise Price    Exercise
                                                     Shares         Per Share        Price
----------------------------------------------------------------------------------------------
Outstanding at December 31, 2003                          --                --             --
Granted                                           14,823,564     0.0005 - 0.20           0.06
Exercised                                        (10,562,280)           0.0005           0.00
Forfeited                                                 --                --             --

----------------------------------------------------------------------------------------------
Outstanding at December 31, 2004                   4,261,284                --           0.20
Granted                                                   --                --             --
Exercised                                                 --                --             --
Forfeited                                         (3,858,498)               --             --
--
----------------------------------------------------------------------------------------------
Outstanding at December 31, 2005                     402,786                --           0.20
==============================================================================================
Options exercisable at December 31, 2005             402,786                --             --
==============================================================================================


                             KNOCKOUT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In 2005, the Company adopted a 2005 Amended Flexible Stock Incentive Plan which provides that 30 million shares of the Company's common stock may be delivered under the Plan to certain employees of the Company and to non-employee directors, consultants and advisors.

The Company recognized compensation expense of $0.5 million and $2.7 million in connection with the fair value of options issued to employees and consultants for the years ended December 31, 2005 and 2004, respectively. The weighted-average (using grant date fair value) of stock options granted to employees during the year, and the weighted-average used to determine those fair values using a modified Black-Scholes option pricing model for stock options under Statement of Financial Accounting Standards No. 123 are as follows:

            Weighted average fair value per option         $0.57

            Significant assumptions (weighted average)
                 Risk-free interest rate at grant date     3.43%
                 Expected stock price volatility            100%
                 Expected dividend payout                   None
                 Expected option life (years)             10 YRS



The weighed average remaining contractual life on outstanding options at December 31, 2004 is approximately 9 years. All outstanding options at December 31, 2005 and 2004 have an exercise price of $0.20.

NOTE 15. LEGAL PROCEEDINGS

      On December 9, 2005, former Knockout Holdings, Inc. executive David Malone filed a demand for arbitration with JAMS, The Resolution Experts in Chicago, Illinois, Case No. 1340005682. In the demand, Mr. Malone asserts a claim for breach of contract against Knockout Holdings, Inc., John Bellamy and Isaac Horton in relation to his termination of employment. Mr. Malone alleges that Knockout Holdings, Inc. terminated him without cause and, therefore, Mr. Malone is entitled to his base salary for 12 months ($240,000.00), an annual bonus equal to 50% of his base salary, prorated ($34,800) and additional percentage compensation equal to 1 1/2% of Excess Gross Sales pursuant to the employment agreement. Further, Mr. Malone is seeking a declaration that pursuant to the employment agreement he is entitled to stock options to purchase 8,500,000 shares of common stock from Mr. Bellamy and Mr. Horton who agreed to offer up their own stock options contingent upon certain conditions being met pursuant to the employment agreement. Knockout Holdings, Inc. denies Mr. Malone's allegations and denies that he is entitled to recover any sums from the respondents. Knockout Holdings, Inc. believes it terminated Mr. Malone's employment for cause pursuant to the terms of his employment agreement. The respondents filed a response to the arbitration demand on March 29, 2006. The parties are scheduled to exchange discovery-relevant documents by April 19, 2006. The discovery cut-off date is May 26, 2006 and the arbitration hearing is set for July 11 and 12, 2006. At this time, the Company and its legal counsel are unable to assess the outcome of this matter.