Form 10QSB
period 2006-03-31
Knockout Holdings, Inc.
filed 2006-06-23
CIK 1128008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-32007

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

                    Issuer's telephone Number: (708) 273-6900
                                              ---------------

                                 WITH COPIES TO:

                             Gregory Sichenzia, Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                                 (212) 930-9700

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 21, 2006, the issuer had 12,015,136 outstanding shares of Common Stock.

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements................................................ 1
Item 2.   Management's Discussion and Analysis or Plan of Operation........... 2
Item 3.   Controls and Procedures.............................................10

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................11
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.........11
Item 3.   Defaults Upon Senior Securities.....................................11
Item 4.   Submission of Matters to a Vote of Security Holders.................11
Item 5.   Other Information...................................................11
Item 6.   Exhibits............................................................11

SIGNATURES....................................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                    Knockout Holdings, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                           March 31,     December 31,
                                                             2006            2005
                                                         ------------    ------------
Assets

Current Assets
    Cash                                                 $     68,541    $    791,012
    Accounts Receivable, net of allowance for doubtful
      accounts of $69,500 and $126,000 at March 31,
      2006 and December 31, 2005, respectively                 19,985         138,371
    Inventories                                               159,887         237,346
    Prepaid Expenses and Other Current Assets, net             61,183         131,146
                                                         ------------    ------------
Total Current Assets                                          309,596       1,297,875
                                                         ------------    ------------
Fixed Assets, Net                                             196,094         216,559

Deposits & Other Non-Current Assets                           142,419         153,825
                                                         ------------    ------------
Total Assets                                             $    648,109    $  1,668,259
                                                         ============    ============


Liabilities & Stockholders' Equity

Current Liabilities
    Accounts Payable                                     $    427,447    $    779,127
    Accrued Expenses                                        5,627,011       4,048,503
    Due to Related Party                                      246,858         246,858
    Convertible Notes Payable, net of unamortized
      discount of $5,202,870 and $5,343,096
      at March 31, 2006 and December 31, 2005,
      respectively                                            232,677          92,451
                                                         ------------    ------------
Total Current Liabilities                                   6,533,993       5,166,939
                                                         ============    ============

Commitments and Contingencies

Stockholders' Deficit
    Common Stock - Voting, $0.001 par value,
    20,000,000 shares authorized, 12,015,136
    issued and outstanding at both
    March 31, 2006 and December 31, 2005                       12,015          12,015
    Convertible Preferred Stock, $0.001 par value
      Series A - 865,000 shares authorized, 796,568
       issued and outstanding at both March 31, 2006
       and December 31,2005 (liquidation
       preferences of $37,351,000)                                797             797
      Series B - 1,000,000 shares authorized, 116,754
        issued (liquidation preference of $5,474,980)             116             116
    Additional paid-in capital                             27,598,078      28,212,978
    Accumulated deficit                                   (33,496,890)    (31,724,586)
                                                         ------------    ------------
Total Stockholders' Deficit                                (5,885,884)     (3,498,680)
                                                         ------------    ------------
Total Liabilities and Stockholders' Deficit              $    648,109    $  1,668,259
                                                         ============    ============

    See accompanying notes to the consolidated financial statements.

                    Knockout Holdings, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                   Three Months Ended March 31,
                                                       2006             2005
                                                   ------------    ------------

Revenue                                            $    111,097    $    272,800

Cost of Sales                                            99,296         168,394
                                                   ------------    ------------

Gross Margin                                             11,801         104,406

Selling, General and Administrative Expenses
     (inclusive of $0 and $38,500 of
     charges incurred from related party,
     in 2006 and 2005, respectively)                  1,206,546       3,729,597
                                                   ------------    ------------

Operating Loss                                       (1,194,745)     (3,625,191)

Interest Expense                                        577,559          19,674
                                                   ------------    ------------

Net Loss                                             (1,772,304)     (3,644,865)

Preferred Stock Dividend                               (643,500)       (175,375)
                                                   ------------    ------------

Net Loss Available to Common Shareholders          $ (2,415,804)   $ (3,820,240)
                                                   ============    ============

Basic and diluted loss per common shares           $      (0.20)   $      (0.42)
                                                   ============    ============

Weighted average common shares outstanding           12,015,136       8,994,267
                                                   ============    ============

        See accompanying notes to the consolidated financial statements.

                    Knockout Holdings, Inc. and Subsidiaries
            Consolidated Statement of Stockholders' Equity (Deficit)
                                   (Unaudited)

                                                                              Series A         Series A         Series B
                                                                              Preferred        Preferred        Preferred
                                                 Common         Common          Shares           Stock           Shares
                                                 Shares          Stock       (post-merger)   (post-merger)    (post-merger)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                     12,015,136      $ 12,015        796,568            $ 797         116,754
===========================================================================================================================



Dividends to Preferred Shareholders

Forgiveness of Officer's Salary

Net Loss for quarter ended March 31, 2006


---------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2006                        12,015,136      $ 12,015        796,568            $ 797         116,754
===========================================================================================================================

                                                   Series B
                                                   Preferred       Additional           Total
                                                    Stock           Paid in          Accumulated      Stockholders'
                                                 (post-merger)      Capital            Deficit           Equity
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                           $ 116     $ 28,212,978     $ (31,724,586)     $ (3,498,680)
==================================================================================================================



Dividends to Preferred Shareholders                                  (643,500)                           (643,500)

Forgiveness of Officer's Salary                                        28,600                              28,600

Net Loss for quarter ended March 31, 2006                                            (1,772,304)       (1,772,304)


------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2006                              $ 116     $ 27,598,078     $ (33,496,890)     $ (5,885,884)
==================================================================================================================

        See accompanying notes to the consolidated financial statements.

                    Knockout Holdings, Inc. and Subsidiaries
                             Statement of Cash Flows
                                   (Unaudited)

Three Months Ended March 31,                                                          2006             2005
------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
            Net loss                                                               $(1,772,304)       $(3,644,865)
            Adjustments to reconcile net loss to net cash
              used in operating activities
            Depreciation & amortization                                                 20,465            101,581
            Amortization of debt discount                                              140,226                 --
            Amortization of financing fees                                               6,217              5,078
            Forgiveness of officer's salary                                             28,600                 --
            Issuance of shares and warrants in exchange for services received               --            726,937
            Changes in assets and liabilities
                 Accounts receivable                                                   118,386           (117,629)
                 Inventories                                                            77,459           (137,702)
                 Prepaid expenses and other current assets                              69,963             34,527
                 Other assets                                                            5,190            (65,125)
                 Accounts payable                                                     (351,680)        (1,182,830)
                 Accrued expenses                                                      935,007            654,618
------------------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                                     (722,471)        (3,625,410)
------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
            Purchase of fixed assets                                                        --             (5,470)
            Expenditures for patents and trademarks                                         --            (62,039)
------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                           --            (67,509)
------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
            Proceeds from issuance of preferred stock                                       --          5,485,000
            Costs related to issuance of preferred stock                                    --           (354,118)
            Proceeds from exercise of warrants                                              --              1,750
            Repayments of convertible notes                                                 --           (450,000)
            Payment of amount due to related party                                          --            (73,330)
------------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                                       --          4,609,302
------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                                       (722,471)           916,383

Cash, at beginning of period                                                           791,012             19,837
------------------------------------------------------------------------------------------------------------------
Cash, at end of period                                                             $    68,541        $   936,220
==================================================================================================================
Supplemental Disclosures of Cash Flow Information
            Cash paid during the period for interest                               $        --        $    23,233
                                                                                   -----------        -----------

            Dividends and penalties on Preferred Stock:
                Dividends and penalties recorded for
                     the three months ended March 31,                                  643,500                 --
                 Total paid                                                                 --                 --
                                                                                   -----------        -----------
                 Included in accrued expenses at March 31                          $   643,500        $        --
------------------------------------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.

                    KNOCKOUT HOLDINGS, INC. AND SUBSIDIARIES

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation


The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which, in the opinion of management, are necessary for a fair statement of results for the interim periods.

      The accompanying consolidated financial statements of Knockout Holdings, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through August 2004, the Company operated as a development stage company. The Company has experienced operating losses and negative cash flow from operations since inception and currently has an accumulated deficit and negative working capital. As of March 31, 2006, the Company had an accumulated deficit of $33.5 million and a working capital deficiency of $6.2 million, and is in default of interest payments required under its current debt agreements. In addition, the Company is in default of dividend payments to its Preferred Shareholders. These factors raise substantial doubt about the Company's ability to continue as a going concern as noted in the report of our Independent Registered Public Accounting firm which was filed with the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2005. The Company's ability to continue as a going concern is ultimately dependent on its ability to obtain additional funding and increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows. Careful management of current cash resources and cash advances from the chief executive officer and his friends and relatives are enabling the Company to extend operations beyond the date previously reported in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2005. However, there continues to be a need for additional capital resources that management is working diligently to remedy through negotiations that are currently underway. If the Company cannot obtain additional financing in the near future, the Company will have to discontinue operations.


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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United State of America for interim financial information and are presented in accordance with the requirements of Form 10 QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operation for the year ended December 31, 2005 contained in the Company's Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

2. Convertible Notes Payable

As described in the Company's annual financial statements, the Company currently has two convertible notes payable.

The first convertible note payable bears interest at 16.66% and has an aggregate principal amount of $2.8 million. Principal and interest are payable in one balloon payment on March 31, 2007. The Company is required to receive the consent from at least 50% of the holders to incur any additional indebtedness as long as any of the notes are outstanding. This debt is convertible into shares of the Company's common stock at a conversion price of $0.50 per share at the option of the holder. As of March 31, 2006, there is a discount on this debt of $2,608,233 which is being amortized over the term of the loan using the effective interest method, which causes significantly higher interest expense towards the end of the term of the loan.

With respect to the 16.66% Convertible Notes, the Company also entered into a registration rights agreement under which the Company agreed to prepare a registration statement covering the resale of the Company's common stock issuable upon conversion of the notes and shares of Series A Preferred Stock issued to the notes holders in connection with the debt offering. In the event that the registration statement is not declared effective within 120 days of the closing, the Company is required to issue to the holders as liquidated damages, 4,166 shares of common stock per $50,000 of principal of the notes for each 30 days of such failure. The Company has not been able to have the registration statement declared effective. As such, as of March 31, 2006, approximately $54,600 has been included in accrued expense, representing the estimated value of the common stock, as these shares have not been issued to the note holders.


The Company also has a convertible note payable of $2,635,547 which bears interest at 11%. Interest on this debt is required to be paid quarterly. The principal on this note is due in monthly installments of approximately $143,000 beginning in August 2006 through May 2008. This convertible note payable is subordinate to the 16.66% convertible note payable. As of March 31, 2006, there is a discount on this debt of $2,594,637 which is being amortized over the term of the loan using the effective interest method. The debt is convertible into shares of the Company's common stock at a conversion price of $0.50 per share at the option of the holder.

The Company has not made quarterly interest payments on a timely basis in accordance with the 11% Convertible Note Payable loan agreement for quarters ended September 30, 2005, December 31, 2005 and March 31, 2006, and as a result, the Company is in default of the loan agreement. The failure to pay interest when due on the 11% Senior Secured Note also caused a default on the Company's outstanding 16.66% Senior Convertible Notes. As a result of these defaults, the debt holders have the right at any time to declare the full principal amount of the debt, together with interest and other amounts owing in respect thereof, immediately due and payable in cash. If the holder of our outstanding 11% Senior Secured Note exercises its right to accelerate our payment obligations, we would be required to repay 115% of the outstanding principal amount and, beginning five days after the date of default of October 5, 2005, the interest rate would accrue at the rate of 20% per annum or such lower maximum amount of interest permitted to be charged under applicable law. If the holders of our outstanding 16.66% Senior Convertible Notes exercise their right to accelerate our payment obligations, we would be required to pay interest on the outstanding principal and unpaid interest plus interest thereon beginning seven trading days after the date of default of October 5, 2005 at the lower of 18% per annum or the highest rate permitted by law. If any of our debt holders exercise their rights we could be forced into bankruptcy. As a result of this default, the Convertible Notes Payable balance, comprised of both the 11% Convertible Notes Payable and the 16.66% Convertible Note Payable, which totals $232,677 (net of unamortized discount of $5,202,870) as of March 31, 2006, and which totals $92,451 (net of unamortized discount of $5,343,096) as of December 31, 2005, is shown as a current liability on the March 31, 2006 and December 31, 2005 balance sheets, respectively. At March 31, 2006 and December 31, 2005, $631,000 and $297,000, respectively, are included in Accrued Expenses, representing unpaid interest, at default rates, on the 16.66% and the 11% Notes Payable.


Schedule of Debt Maturities

The following table summarizes the Company's debt obligations as of March 31, 2006:


                                              Total         2006          2007          2008
                                           ----------    ----------    ----------    ----------
Long Term Notes Payable (a) (b):
     11% Senior Secured Note due
          May 2, 2008                      $2,635,547    $  715,000    $1,716,000    $  204,547
     16.66% Convertible Notes due
          Mach 31, 2007                     2,800,000            --     2,800,000

TOTAL                                      $5,435,547    $  715,000    $4,516,000    $  204,547
                                           ==========    ==========    ==========    ==========

      (a) As discussed above, due to the default on the Notes, the Convertible Notes Payable balance of $232,677 (net of unamortized discount of $5,202,870) and $92,451 (net of unamortized discount of $5,343,096)
            as of March 31, 2006 and December 31, 2005, respectively, are shown as a current liability on the March 31, 2006 and the December 31, 2005 balance sheets. The Long Term Notes Payable presented above reflect the original due dates of the underlying notes.

      (b)   Payments on long-term notes presented above do not include interest.


3. Dividends


The Company's Series B Preferred Stock currently accrue dividends at a rate of 20% per annum.. In addition, 63,750 shares of the Company's Series A Preferred Stock accrue dividends at a rate of 20%. Immediately after the Company amends its Certificate of Incorporation to increase the number of authorized shares of common stock, each share of Series A and B will automatically convert into common stock at a conversion rate of 160 shares of common stock for each share of Preferred Stock, and these dividends will cease.

The Company incurred preferred stock dividends of $401,250 and $175,375 for the three months ended March 31, 2006 and 2005.

Certain Preferred Stock agreements required the Company to prepare and file with the Securities and Exchange Commission (SEC), a registration statement covering the resale of the common stock issuable upon conversion of the preferred stock. The registration statement was required to be declared effective by the SEC on or before July 28, 2005. As the Company did not meet this target and as of March 31, 2006 has not had such registration statement declared effective, the preferred stock agreements require the Company to pay liquidated damages equal to 1% of the aggregate face value of the preferred stock each month until the earlier of (a) such date the registration statement is declared effective or (b) the securities may be sold pursuant to Rule 144(k). The Company incurred such liquidated damages of $242,250 for the three months ended March 31, 2006 for failure to have a registration statement declared effective on a timely basis. These penalties have been recorded as additional dividends to the preferred shareholders.

As of March 31, 2006, the Company is in default on payment of the preferred stock dividends and liquidated damages. $1,735,758 of dividends and liquidated damages due to the preferred shareholders is included in accrued expenses as of March 31, 2006. Interest on the unpaid dividends accrues at a rate of 18%. The Company incurred interest of $36,000 related to unpaid dividends for the 3 months ended march 31, 2006.


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

The following table sets forth the shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock and notes that is not included in the basic and diluted net loss per share available to common stockholders:


March 31,                                                     2006         2005
=================================================================================
Shares issuable upon exercise of outstanding options         402,786    4,261,284
Shares issuable upon exercise of outstanding warrants      7,050,775    9,889,838
Shares issuable upon conversion of preferred stock       146,282,956  146,282,956
Shares issuable upon conversion of convertible debt       10,871,094           --
---------------------------------------------------------------------------------

Total                                                    164,607,611  160,434,078
=================================================================================

5. Stock-Based Compensation

The Company accounts for stock-based compensation plans under FAS No. 123 (R) Accounting for Share Based Payment (FAS 123). As a result, compensation expense is determined based on the fair value of the options or warrants granted. The Company determines fair value by applying the Black-Scholes option-pricing model. The Company recognized compensation expense for the fair value of stock options granted to employees and consultants of $0 and $480,000 for the three months ended March 31, 2006 and 2005, respectively. There are no unvested options as of March 31, 2006.


6.  Inventories


Inventories are stated at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market. At March 31, 2006 and December 31, 2005, inventories consisted of the following:

                           March 31,    December 31,
                             2006          2005
---------------------------------------------------
Raw materials          $    44,375      $    44,375
Finished goods             115,512          192,971
---------------------------------------------------
Total Inventories      $   159,887      $   237,436
---------------------------------------------------


7.  Minimum Royalty Payments

In November of 2004, the Company entered into an eight-year, exclusive licensing agreement with licensor to represent the Company's Knock-Out(R) line of cleaning products worldwide. The agreement is an extension to a prior agreement with the licensor and includes an initial term of five years, with a three-year option period, which requires the Company to pay a retention bonus of $1.5 million after year five. The agreement provides for an initial payment of $1.0 million, which was paid by the Company in fiscal 2004. The Company is also obligated to make periodic royalty payments to the licensor based on a percentage of net revenue, subject to a minimum annual payment as described below. Royalty expense was $500,000 for each of the three months ended March 31, 2006 and 2005. At March 31, 2006 and December 31, 2005, $2,468,000 and $1,968,800, respectively, is included in accrued expenses for unpaid royalties. The Company is in default on the payment of the $1,968,800 relating to the 2005 royalties.

The minimum annual royalty payments required under the contract are as follows:


Years 1-5         $2,000,000
Year  6           $3,000,000
Year  7           $3,500,000
Year  8           $4,000,000


8.   Employment Agreement

Our wholly owned subsidiary, The Knockout Group, Inc., has entered into an employment agreement with John Bellamy, its Chief Executive Officer. Mr.
Bellamy's employment agreement was effective as of October 1, 2003 and the initial term continues until October 1, 2009. After the initial term, the agreement may be extended for additional three-year terms. Under the agreement, Mr. Bellamy's base salary was set at $240,000 for the year ended December 31, 2005, and was to be increased by 6% each year. Mr. Bellamy volunteered to reduce his salary to $120,000 per year beginning January 16, 2006 until the Company has achieved significant sales revenue. During this voluntary reduction of salary period, Mr. Bellamy's foregone salary will not accrue. The Company has recorded the amount of Mr. Bellamy's salary in accordance with the employment agreement in the first quarter of 2006. The difference of $28,600 between Mr. Bellamy's salary as indicated in the employment agreement and the compensation paid has been treated as a capital contribution as Mr. Bellamy is a significant shareholder of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-QSB. This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under "Risk Factors" appearing under "Item 1. Description of Business." in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

      This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

BACKGROUND

      Knockout Holdings, Inc. (referred to herein as the "Company," "we," "us," and "our") is a marketing company committed to the development of celebrity products that are safe for human use and environmentally friendly. We are currently engaged in the business of selling cleaning products that are based on a proprietary "encapsulation" technology. We operate under an exclusive license agreement with George Foreman, the two-time World Heavyweight boxing champion. Our product offerings currently consist of industrial, household and automotive cleaning products for retail, institutional and commercial use. The George Foreman "Grill" cleaner product was sold minimally during 2005, and we are in the process of a 2006 launch of the grill cleaner as an extension of our product line.

      Our wholly owned subsidiary, The Knockout Group, Inc., a Delaware corporation, was formed in April 2003 and began operations the same year. All of our business operations are through The Knockout Group, Inc. The Knockout Group, Inc. has a limited operating history and operated as a development stage company until August 2004. In August 2004, we received initial orders from several retailers and by year end 2004 our products were being sold in major retail stores across the country. After less-than-acceptable sales in retail outlets over several months, we completed concept testing of our products in April 2005 and conducted various focus groups and consumer testing activities to this extent. We launched a momentum market campaign in late 2005 to test our products utilizing a variety of advertising and promotional initiatives in Southern California to determine the velocity of product sales from store shelves. The campaign tested pricing strategies against competitive products utilizing coupons, in-store promotions, celebrity appearances, media buys, etc. After the campaign, we developed a comprehensive regional roll-out strategy, including media and promotional plans to support the sales and marketing of our products into retail channels based on lessons learned from the campaign.

      To help support the costs associated with the planned regional roll out, in December 2005 we completed the development of a commercial and institutional line of environmentally friendly cleaning products and adopted a strategy to focus on governmental and industrial sales during 2006. Since the product development was initiated in December, we did not generate contracts or revenue from industrial and governmental sales during 2005. Although we believe there is a substantial market for effective, non-toxic, environmentally safe cleaning products, there is no assurance that we will be successful in acquiring contracts or gaining distribution through these channels.

      We are planning a retail initiative that will rely on sales based on the credibility of the products being on the shelves of certain retailers rather than relying solely on mass media advertising. We expect this initiative will occur prior to our planned regional roll-out strategy in the fourth quarter of 2006 to grocery, drug and convenience chains and mass retailers, including those retailers that have discontinued carrying our products and those that are still carrying them. The marketing elements of the initiative will include a combination of retailer and consumer promotional programs, in-store merchandising, and Internet marketing. Media activities planned include the launch of household and automotive infomercials, release of a news program which highlights the impact of harmful chemicals, and radio and television advertising and public relations activities. An essential element of this campaign will be personal appearances by George Foreman on local and national talk shows.

      We plan to initiate the sell-in of our automotive line to retailers in the fourth quarter of 2006. We believe our products have the same or greater cleaning efficacy as current offerings in the market with the added benefit of being non-toxic and environmentally safe. We have presented our commercial and institutional product line to major corporations, governmental and industrial targets and are in the early stages of this sell-in process. However, we expect our automotive products will gain initial distribution in many of these facilities by the end of 2006. In addition to our current commercial, institutional, household and automotive offerings, we believe that our proprietary formulation will enable us to introduce several new products as additional line extensions. We are currently exploring the attractiveness of certain distribution and marketing arrangements with third parties to enhance distribution of our automotive products.

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

      We currently distribute our products solely in the continental United States. We believe it is important to establish a strong initial presence in the United States before considering international expansion. However, we believe our celebrity endorser, George Foreman, has high name recognition and awareness among international consumers. As a result, we intend to explore the possibility of entering into marketing and distribution arrangements for our products in locations outside the United States in the long-term future. There is no assurance that we will be successful in gaining distribution in these markets.

      We initially filed three patents with the U.S. Patent and Trademark Office related to our proprietary formulation and concentrate process, of which one patent has been granted. An additional ten patent applications were filed in the third quarter of 2005 related to a variety of proprietary cleaning applications. We believe we have developed related intellectual property around these areas. If we are granted patents for the remaining twelve filings or additional patents for future filings, we believe this will have a substantial impact on our asset quality and ability to leverage these assets in our marketing activities. There is no assurance that we will be granted additional patent rights for current or future filings, or if granted, that such patents will not be contested by others.

      From inception of The Knockout Group, Inc. in April 2003 through March 31, 2006, Knockout Holdings, Inc. and The Knockout Group Inc. have raised approximately $13.7 million through the issuance of convertible preferred stock and another $8.3 million through the issuance of debt with detachable warrants, including debt convertible into our common stock. We have incurred cumulative losses of $33.5 million through March 31, 2006, at which date we had cash of $68,541 and negative working capital of $6.2 million. In our annual report on Form 10-KSB, for the fiscal year ended December 31, 2005, our independent registered public accounting firm indicated our recurring losses and negative working capital raise substantial doubt regarding our ability to continue as a going concern.

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

Impairment Charges

      Approximately $3.1 million of our assets, representing 46% of our total assets at March 31, 2005 and $0 of our total assets at December 31, 2005 consisted of definite lived intangible assets relating to patents applied for and our licensing agreement with George Foreman. We use a non-discounted cash flow analysis method of assessing impairment of these definite lived intangible assets. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of the projected non-discounted cash flows. Due to recurring losses and negative cash flows from operations, in 2005 we evaluated its trademarks, patents and licensing fee for impairment. To date, we have not been successful in achieving our financial projections and cash flow estimates. Fair value was estimated using a discounted cash flow method. Entry into the retail market has required a significantly higher investment than we had initially anticipated. As a result and based on our performance to date and the lack of history of meeting our financial projections, we determined that the trademarks, patents and licensing fee were impaired and we recorded an impairment charge of $2.8 million in December 2005.

Stock-Based Compensation

      Historically, we have used stock options, warrants and stock grants to attract key employees and to pay for services provided by consultants, advisors and other professional services providers. We will likely continue to use stock-based compensation in this manner in future periods. We account for such stock grants (including grants to employees) in accordance with SFAS 123(R) - Accounting for Shared Based Payment. As required under SFAS 123(R), stock-based compensation expense is determined based on the fair value of the options or warrants granted. We determine fair value by applying the Black-Scholes option-pricing model. Significant assumptions used in calculating fair value by applying a Black-Scholes option pricing model include (1) expected stock price volatility, (2) risk-free interest rate, (3) expected dividend rate and (4) the expected option or warrant life. During the quarter ended March 31, 2005, we granted warrants, options, and common stock to employees, directors, investors and consultants for services. No warrants, options or common stock were granted in the quarter ended March 31, 2006. The impact of these transactions resulted in non-cash selling, general and administrative expense of $0 and $727,000 for the three months ended March 31, 2006 and 2005, respectively.

Accounting for Debt Discount

      During the years ended December 31, 2005 and 2004, we issued both convertible debt and debt with detachable warrants. When debt is issued with detachable warrants, the Company determines the value of these warrants in accordance with a Black-Scholes option pricing model. The value of these warrants is then recorded as a discount on the related debt and amortized as non-cash interest expense over the term of the debt.

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

      As a result, debt discounts resulted from detachable warrants, preferred stock and beneficial conversion features associated with debt issued by the Company. During the three months ended March 31, 2006 and 2005, the Company incurred non-cash interest expense of $140,000 and $0, respectively, related to debt discounts. Should we issue detachable warrants with debt financing in the future or issue convertible debt with beneficial conversion features, we may incur similar charges.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

      We generated sales of $111,097 and $272,800 for the quarters ended March 31, 2006 and 2005, respectively. The decrease in sales of $161,703, or 59%, from 2005 to 2006 is primarily attributed to our exiting the traditional retail channels which generated the 2005 sales, and undertaking entry into the commercial and institutional lines of product, which generated limited sales at the end of 2005 and the first quarter of 2006. The first quarter 2006 sales consisted primarily of sales of remaining retail product into wholesale outlets.

      Cost of sales totaled $99,296 and $168,394 for the quarters ended March 31, 2006 and 2005, respectively, decreasing by $69,098, or 41%. The decrease in cost of sales is primarily attributable to the decrease in sales from 2005 to 2006. However, our gross margin decreased from 38% to 11%, as a result of selling certain products at reduced margins, as we move from retail to industrial and commercial product lines.

      Selling, general and administrative expenses ("SG&A") totaled $1,206,546 and $3,729,597 for the three months ended March 31, 2006 and 2005, respectively. The decrease in SG&A expenses of $2,523,051 is primarily attributable to the following:


                                                (Decrease)
         Stock-based compensation            $   (727,000)
         Salaries and related benefits           (546,000)
         Consulting and professional fees        (388,000)
         Marketing expenditures                  (430,000)
         Office and warehouse                    (288,000)
         Depreciation and amortization            (82,000)
         Royalties and commissions                (30,000)
                                            -------------
         Total listed                        $ (2,491,000)
                                            =============

      During the three months ended March 31, 2006, no warrants, options or shares of common stock were issued or vested, resulting in a decrease in stock-based compensation expense of $727,000 compared to the three months ended March 31, 2005. For the three months ended March 31, 2005, we recognized stock-based compensation expense of $727,000 relating to the grant of warrants, options and common stock to employees, directors, investors and consultants for services, resulting in non-cash SG&A expense.

      Salaries and related benefits decreased to $331,000 for the three months ended March 31, 2006 from approximately $877,000 for the three months ended March 31, 2005, resulting in a decrease of $546,000 of SG&A expense. The expense for the quarter ended March 31, 2006 includes an average headcount of 10, down from an average headcount of 27 for the March 31, 2005 first quarter. Headcount at December 31, 2005 was 14, but a reduction in force in mid-January 2006 reduced the headcount to 10. In addition, the number of highly compensated employees also decreased as executives and senior managers who left in 2005 and January 2006 were not replaced in an attempt to minimize costs.

      Consulting and professional fees totaled approximately $196,000 for the three months ended March 31, 2006, compared to $584,000 for the three months ended March 31, 2005, resulting in a decrease of $388,000 of SG&A expense. The reduction in expense is primarily attributable to a reduction in consulting services received in 2006 compared to 2005, for general business and financial consulting.

      Marketing expenditures totaled approximately $21,000 in the three months ended March 31, 2006, compared to $451,000 in the three months ended March 31, 2005, resulting in a decrease of $430,000. In 2006 expenditures were held to a minimum as we curtailed our retail efforts and began the launch of our commercial and industrial product lines. Expenditures during 2005 consisted of marketing efforts related to retail sales as we rebranded our products, changed our messaging and developed new labeling for our products. Included in 2005 total expense of $451,000 were expenditures for advertising and promotions ($126,000), design and artwork ($100,000), market research ($96,000), coupon redemption programs ($82,000), and infomercial production ($39,000).

      Office and warehouse expense for the 2006 first quarter decreased by $288,000 to $136,000 for the three months ended March 31, 2006 from approximately $424,000 for the three months ended March 31, 2005. About $195,000 of the decrease is attributable to only office space being leased in the three months ended March 31, 2006, while a full quarter of office and warehouse space lease expense and related utilities were incurred during the 2005 first quarter. Effective December 1, 2005, the office and warehouse lease was amended, reducing the space being leased to only the office space, and releasing the warehouse space. In addition, general office expenses such as office supplies, postage, overnight delivery, and building repair and maintenance decreased by $30,000, attributable to less space being leased, as well as a reduction in the number of employees and a reduction in sales volume. Also, costs related to warehouse storage and handling decreased by approximately $60,000, attributable to the reduced levels of inventory and sales.

      Depreciation and amortization decreased $82,000 to $20,000 for the three months ended March 31, 2006, compared with approximately $102,000 for the three months ended March 31, 2005. The amortization expense was $0 in the 2006 first quarter, compared with amortization expense of approximately $82,000 in the March 31, 2005 quarter which represents the quarterly amortization for the patent and trademark assets. In December 2005, we determined that our trademarks, patents, and licensing fee assets were significantly impaired, and as such, recorded an impairment charge of $2,814,072, reflecting the entire net book value of these assets. As a result, there is no amortization expense in 2006.

      Royalty and commission expense for the three months ended March 31, 2006 and 2005 totaled $501,000 and $531,000, respectively, resulting in a decrease in SG&A of $30,000. While sales were considerably lower between years, royalty expense of $500,000 was recorded in each quarter, representing the minimum amount due for the quarter under the royalty agreement entered into with George Foreman on November 4, 2004. The decrease of $30,000 between periods was caused by lower commissions due to brokers, as most sales in 2006 were to wholesale outlets handled by in-house sales representatives.

      Interest expense for the three months ended March 31, 2006 and 2005 was approximately $578,000 and $20,000, respectively. The increase of $558,000 in interest expense for the 2006 first quarter included approximately $140,000 of amortization of debt discounts on convertible debt. In addition to the amortization of the debt discounts, interest expense on debt for the 2006 first quarter was approximately $438,000, including: (a) interest on a $2,635,547 principal amount 11% note (default rate of 20%); (b) interest on the $2,800,000 principal amount of 16.66% notes (default rate of 18%) issued on September 15, 2005; and (c) interest on the past-due dividends to the preferred shareholders. At March 31, 2006, we had outstanding debt of approximately $5,435,000, with a weighted average interest rate of 13.9% (weighted average default interest rate of 18.97%). Interest expense in the quarter ended March 31, 2005 of $20,000 consisted primarily of interest related to the notes payable to Galt Enterprise Corporation, which were paid in full in May 2005.

      We incurred a net loss for the three months ended March 31, 2006 and 2005 of $1,772,304 and $3,644,865, respectively. As indicated above, the decrease in the operating loss primarily reflects the decrease in SG&A expense, offset by the increase in interest expense.

      For the three months ended March 31, 2006 and 2005, we incurred dividends on outstanding preferred stock of $643,500 and $175,375, respectively.

      The net loss available to common shareholders for the quarters ended March 31, 2006 and 2005 was $2,415,804 and $3,820,240, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      We are currently in default of interest payments required under our outstanding 11% Senior Secured Note. The failure to pay interest when due on the 11% Senior Secured Note also caused a default on our outstanding 16.66% Senior Convertible Notes. As a result of these defaults, the debt holders have the right at any time to declare the full principal amount of the debt, together with interest and other amounts owing in respect thereof, immediately due and payable in cash. If the holder of our outstanding 11% Senior Secured Note exercises its right to accelerate our payment obligations, we would be required to repay 115% of the outstanding principal amount and, beginning five days after the date of default of October 5, 2005, the interest rate started accruing at the rate of 20% per annum or such lower maximum amount of interest permitted to be charged under applicable law. If the holders of our outstanding 16.66% Senior Convertible Notes exercise their right to accelerate our payment obligations, we would be required to pay interest on the outstanding principal and unpaid interest plus interest thereon beginning seven trading days after the date of default of October 5, 2005 at the lower of 18% per annum or the highest rate permitted by law. If any of our debt holders exercise their rights, we could be forced into bankruptcy. In addition, we are in default of dividend payments to our preferred shareholders. And, we have suffered recurring losses from operations and had an accumulated deficit and working capital deficiency at March 31, 2006 and December 31, 2005 that raises substantial doubt about our ability to continue as a going concern, as noted in the report of our Independent Registered Public Accounting firm, which was filed with the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

      Our ability to continue as a going concern is ultimately dependent on obtaining additional equity capital and generating substantial sales. We have been able to sustain operations through the second quarter of fiscal 2006 due primarily to advances obtained from our chief executive officer and friends and relatives of our chief executive officer. These advances are non-interest bearing, and due on demand. The Company may be dependent on additional advances from these individuals to fund operating needs in the short-term in order to sustain operations until we are able to obtain additional outside financing. There can be no assurance that we will be able to continue to secure advances from these individuals in order to sustain operations. Based upon our current cash position in mid-June 2006, management believes we have sufficient capital to fund current operations through August 2006.

      Absent implementation of the roll up strategy described in the following paragraph, we expect to need additional short- to mid-term financing of approximately $13.0 million which includes approximately $3.8 million to fund current operations through December 31, 2006 and an additional $9.2 million to fund marketing and advertising initiatives needed to support our revised business strategy beginning in the fourth quarter of 2006. We intend to seek outside debt and/or equity financing through private placements to accredited investors. We are also currently exploring various financing alternatives with financing sources to provide working capital financing to fund our business plan. We do not currently have any commitments for such financing, and there is no assurance that we will be successful in obtaining such funds. If we cannot obtain additional financing in the time frame required, we may have to discontinue operations.

      We are focusing our immediate efforts on obtaining sales in the industrial market as we believe that the investment of cash and resources necessary to achieve these sales is much less than what is required to penetrate the retail market. We believe we can accelerate our industrial sales strategy by acquiring several facility management companies which we anticipate would buy our cleaning products exclusively, and would therefore generate immediate and ongoing industrial sales. We have engaged a financial advisor and are in discussions with a number of financial institutions to help us with our new roll up strategy. We have had preliminary discussions with potential investors to obtain funding for certain identified acquisition targets. Planning for this roll up strategy is preliminary and there can be no assurance we will be able to successfully implement such a strategy. Discussions are underway with two financial groups to provide bridge loans to assist in funding operations until potential acquisitions under this roll up strategy can be completed. We are also in discussions with potential investors regarding obtaining equity funding.

      For the quarter ended March 31, 2006, we used approximately $700,000 of cash for operations, versus approximately $3,600,000 for the quarter ended March 31, 2005. The $2,900,000 decrease in cash used for operations was primarily related to the significant decrease in SG&A expenses.

      Net cash used for investing activities for the quarter ended March 31, 2006 was $0 versus $67,500 for the quarter ended March 31, 2005. The higher level of investing activities in 2005 was primarily related to the acquisition of patents and trademarks, which were impaired in the fourth quarter of fiscal 2005.

      For the quarters ended March 31, 2006 and 2005, we had cash flow provided by financing activities of $0 and $4,609,000, respectively. During 2005, we raised net proceeds of $5,131,000 from the issuance of preferred stock. Payments on notes payable of $450,000 were made during the quarter ended March 31, 2005. Proceeds of $1,700 were generated from the exercise of warrants during the first quarter of 2005. An obligation to a related party was reduced by $73,300 during the quarter ended March 31, 2005.

      To date, we have funded our operations primarily by cash provided from financing activities. During 2004, cash provided from financing activities was approximately $8,100,000, of which approximately $6,700,000 of gross proceeds were received in connection with the issuance of preferred stock. Costs related to those preferred stock issuances were approximately $400,000. We received $2,600,000 from the issuance of debt and repaid $450,000 of this debt during 2004. In addition, during 2004, we repaid $158,000 relating to start-up costs financed by a related party on our behalf prior to the incorporation of The Knockout Group, Inc. The financing transactions which we undertook during 2005 are discussed in greater detail below.

      Since our inception, we have funded operations from financing sources using a combination of convertible debt and convertible preferred stock. We have also used stock options, warrants and stock grants to attract key employees, pay for services provided by consultants, advisors and other professional service providers, to acquire intangible assets, and to obtain financing. During 2005, to accelerate our business plans, we engaged in a series of financing transactions primarily for product development, producing our household and automotive infomercials, market research, and production of inventory, as described below:

      In January 2005, we completed a private placement of 116,754 shares of Series B Preferred Stock, which at the presently effective conversion rate are convertible into 18,680,640 shares of common stock, and warrants to purchase 1,868,071 shares of common stock. We completed the January 2005 private placement in two closings as follows. On January 10, 2005, we sold an aggregate of 69,624 shares of Series B Preferred Stock and warrants to purchase 1,113,984 shares of common stock to 17 accredited investors for aggregate gross proceeds of $3,265,000. On January 17, 2005, we sold an aggregate of 47,130 shares of Series B Preferred Stock and warrants to purchase 754,083 shares of common stock to 22 accredited investors for aggregate gross proceeds of $2,210,000. We sold shares of Series B Preferred Stock for a per share purchase price of $46.8933. For each share of Series B Preferred Stock purchased, investors received warrants to purchase 16 shares of common stock. The warrants were exercisable for five years from the date of issuance at a price of $2.25 per share. On July 12, 2005, we reduced the exercise price to $0.50 per share and recorded a deemed dividend of approximately $693,000 in connection with the reduction of the exercise price.

      On May 3, 2005,  we  completed a private  placement  of a  $3,000,000  11%
Senior Secured Note to one accredited investor. The terms of this debt originally called for interest at a rate of 11% with interest payable quarterly. The first fifteen months of interest, totaling $417,000, was placed in escrow and was being disbursed to the holder of the note as quarterly payments became due. The principal on this note is due in monthly installments of approximately $143,000 beginning in August 2006 through May 2008. After expiration of the first 15 months, we have the option to pay interest in shares of common stock. In addition, beginning 15 months after issuance of the Note, on the first business day of each month we must redeem 1/21st of the original principal amount of the Note plus accrued and unpaid interest and any other amounts then owing to the holder under the Note. The monthly redemption amount may be paid in cash or by the issuance of common stock at a price equal to 85% of the volume-weighted average closing price of our common stock if, among other things, we are not in default of any provision of the agreement, our stock is traded or quoted on an exchange or over-the-counter market, and the number of shares does not exceed 25% of the trading volume for any of the previous 10 trading days.

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

CONTRACTUAL OBLIGATIONS

      The following table summarizes our contractual obligations as of March 31, 2006:

                                                                                                              More
                                          Total          One Year       Years 1-3       Years 3-5     than 5 Years
Long Term Lease Obligation (a)         $   285,000     $   180,000     $   105,000              --              --
Minimum Royalty Payments (b)           $20,000,000     $ 2,000,000     $ 4,000,000     $ 6,500,000     $ 7,500,000
Long Term Notes Payable (c):
          11% Senior Secured Note
               due May 2, 2008         $ 2,635,547         715,000     $ 1,920,547              --              --
          16.66% Convertible Notes
               due Mach 31, 2007       $ 2,800,000              --     $ 2,800,000              --              --
                                       -----------     -----------     -----------     -----------     -----------
TOTAL                                  $25,720,547     $ 2,895,000     $ 8,825,547     $ 6,500,000     $ 7,500,000
                                       ===========     ===========     ===========     ===========     ===========

      (a) We currently lease office and warehouse space at 100 West Whitehall Avenue in Northlake, Illinois. Through the remainder of the lease term, our minimum lease payments are as follows:

               2006     $180,000
               2007     $105,000

      (b) On November 4, 2004, our wholly owned subsidiary, The Knockout Group, Inc., entered into an eight year, exclusive licensing agreement with George Foreman to represent our George Foreman's Knock-Out line of cleaning products worldwide. The agreement has an initial term of five years, with a three-year option term, which requires us to pay a retention bonus of $1.5 million at the end of year five (2009). The minimum annual royalty amount of $2,000,000 for 2005 (year 1 of the agreement) was included in Selling, General and Administrative Expenses in the Consolidated Statement of Operations for the year ended December 31, 2005. The minimum royalty amount for the quarter ended March 31, 2006 of $500,000 is included in Selling, General and Administrative Expenses in the Consolidated Statement of Operations for the quarter ended March 31, 2006. A total of $31,210 of the 2005 royalty was paid in the first quarter of 2006, and the remaining 2005 minimum annual royalty amount of $1,968,790 is included in Accrued Expenses at March 31, 2006. We are in default on the payment of the $1,968,790 payment relating to the 2005 royalties, and are currently in discussions with Mr. Foreman's representatives regarding this matter. In addition, the minimum royalty amount for the quarter ended March 31, 2006 of $500,000 is also included in Accrued Expenses at March 31, 2006.

      The minimum annual royalty payments required under the contract are as follows:

                  Years   1-5      $2,000,000
                  Year    6        $3,000,000
                  Year    7        $3,500,000
                  Year    8        $4,000,000

      (c) We are in default of interest payments required under its 11% Senior Secured Note. The failure to pay interest when due on the 11% Senior Secured Note also caused a default on our outstanding 16.66% Senior Convertible Notes. As a result, the Convertible Notes Payable balance of $232,677 (net of unamortized discount of $5,202,870) as of March 31, 2006 is shown as a current liability on the March 31, 2006 balance sheet. The Long Term Notes Payable presented above reflects the original due dates of the underlying notes.

      (d) Payments on long-term debt presented above do not include interest.

      (e) In addition to the above commitments, we are also required to pay dividends on certain preferred shares until these shares automatically converts into common shares when we amend our Articles of Incorporation to increase our authorized shares of common stock. Preferred stock dividends were $643,500 for the three months ended March 31, 2006. We are currently in default of our required dividend payments. Total unpaid dividends of $1,735,750 are included in accrued expenses at March 31, 2006.

OFF-BALANCE-SHEET ARRANGEMENTS

      We do not have any off-balance-sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures: As of March 31, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b) Changes in internal controls: As described below, there were changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Changes in Internal Controls and Procedures

      During the quarter ended March 31, 2006, we implemented certain changes in our internal controls and procedures to address a material weakness discovered in our disclosure controls and procedures in connection with the filing of our annual report for our fiscal year ended December 31, 2005. This material weakness related to a lack of review and analysis of significant contracts and transactions, such as debt and equity agreements, to determine the appropriate accounting treatment. This weakness is attributable to the lack of staff with adequate experience, inadequate supervision of financial accounting personnel and the resignation of two chief financial officers within the past twelve months.

      In order to remediate this material weakness, we have hired outside consultants to review our financial reporting and internal controls and oversee the financial reporting process, including reviewing any significant new contracts or transactions that the Company might enter into to ensure that such contracts and transactions are properly recorded.

      These steps constitute significant changes in internal controls that are reasonably likely to materially affect our internal control over financial reporting. These changes were effective in preventing the material weaknesses from re-occuring in the quarter ended March 31, 2006. We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, and will take further action as necessary. In designing and evaluating the internal controls over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

      As of the date this report was filed, there have been no material developments in the legal proceedings previously reported in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on May 18, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS.

Exhibit
Number                           Description
--------    -------------------------------------------------------------------

31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2 Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

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

                                       KNOCKOUT HOLDINGS, INC.


Date: June 23, 2006                    By:  /s/ JOHN BELLAMY
                                            ------------------------------------
                                            John Bellamy
                                            Chief Executive Officer and
                                            Principal Financial Officer