Form 10QSB
period 2006-06-30
Knockout Holdings, Inc.
filed 2006-08-29
CIK 1128008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER: 000-32007

                             KNOCKOUT HOLDINGS, INC.
             (Exact name of registrant as specified on its charter)

           DELAWARE                                               13-4024018
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

                             100 W. WHITEHALL AVENUE
                             CHICAGO, ILLINOIS 60164
                    (Address of principle executive offices)

                                 (708) 273-6900
              (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 25, 2006, the issuer had 12,015,136 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

                                      INDEX

PART I     FINANCIAL INFORMATION

           ITEM 1       Condensed Consolidated Financial Statements

                        Condensed  Consolidated  Balance Sheets as of June 30, 2006 (Unaudited) and
                        December 31, 2005                                                                  3

                        Condensed  Consolidated  Statements  of  Operations  for the  three and six
                        months Ended June 30, 2006 and 2005 (Unaudited)                                    4

                        Condensed  Consolidated  Statement of Changes in  Stockholders'  Deficiency
                        for the six months ended June 30, 2006 (Unaudited)                                 5

                        Condensed  Consolidated  Statements  of Cash Flows for the six months ended
                        June 30, 2006 and 2005 (Unaudited)                                                 6

                        Notes to Condensed Consolidated Financial Statements (Unaudited)                  7-11

           ITEM 2       Management's  Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                       12-24

           ITEM 3       Controls and Procedures                                                            25

PART II    OTHER INFORMATION

           ITEM 1       Legal proceedings                                                                  26
           ITEM 2       Unregistered sales of equity securities and use of proceeds                        26
           ITEM 3       Defaults upon senior securities                                                    26
           ITEM 4       Submission of matters to a vote of security holders                                26
           ITEM 5       Other information                                                                  26
           ITEM 6       Exhibits                                                                           26

           SIGNATURES                                                                                      27

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    KNOCKOUT HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                   JUNE 30,        DECEMBER 31,
                                                                                     2006             2005
----------------------------------------------------------------------------------------------------------------
Assets

CURRENT ASSETS
     Cash                                                                       $       31,915    $      791,012
     Accounts receivable, net of allowance for doubtful
       accounts of $69,500 and $126,000 at June 30,
       2006 and December 31, 2005, respectively                                          5,253           138,371
     Inventories                                                                       125,210           237,346
     Prepaid expenses and other current assets, net                                     27,899           131,146

----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                   190,277         1,297,875
----------------------------------------------------------------------------------------------------------------

FIXED ASSETS, NET                                                                      175,629           216,559

DEPOSITS & OTHER NON-CURRENT ASSETS                                                    136,201           153,825

----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $      502,107    $    1,668,259
================================================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                           $      682,056    $      779,127
     Accrued expenses                                                                7,305,032         4,048,503
     Due to related parties                                                            341,858           246,858
     Convertible notes payable, net of unamortized
       discount of $4,952,531 and $5,343,096
       at June 30, 2006 and December 31, 2005,
       respectively                                                                    483,016            92,451

----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                            8,811,962         5,166,939
----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Common  Stock - Voting, $0.001 par value, 20,000,000 shares authorized,
     13,322,136 and 12,015,136 issued and outstanding at June 30, 2006 and
     December 31, 2005, respectively                                                    13,322            12,015
     Convertible Preferred Stock, $0.001 par value
      Series A - 865,000 shares authorized, 796,568 issued and outstanding at both June 30, 2006 and December 31,2005 (liquidation preferences
        of $37,351,000)                                                                    797               797
      Series B - 1,000,000 shares authorized, 116,754 issued
        (liquidation preference of $5,474,980)                                             116               116
     Additional paid-in capital                                                     27,105,951        28,212,978
     Accumulated deficit                                                           (35,430,041)      (31,724,586)
----------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                         (8,309,855)       (3,498,680)

----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $      502,107    $    1,668,259
================================================================================================================

        See accompanying notes to the consolidated financial statements.
        ----------------------------------------------------------------

                    KNOCKOUT HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                     2006              2005             2006              2005
-------------------------------------------------------------------------------------------------------------------
Revenue                                        $       68,644    $    1,138,604    $      179,741    $    1,411,404

Cost of Sales                                          70,497         1,129,421           169,793         1,297,815

-------------------------------------------------------------------------------------------------------------------

Gross Margin                                           (1,853)            9,183             9,948           113,589

Selling, General and Administrative Expenses
   (inclusive of $0 and $66,224 of
   charges incurred from related party,
   in 2006 and 2005, respectively)                  1,274,893         4,041,221         2,481,439         7,770,818

-------------------------------------------------------------------------------------------------------------------

Operating Loss                                     (1,276,746)       (4,032,038)       (2,471,491)       (7,657,229)

Interest Expense                                      656,405           157,193         1,233,964           176,867
-------------------------------------------------------------------------------------------------------------------

Net Loss                                           (1,933,151)       (4,189,231)       (3,705,455)       (7,834,096)

Preferred Stock Dividend                             (642,000)         (200,625)       (1,285,500)         (376,000)
-------------------------------------------------------------------------------------------------------------------

Net Loss Available to Common Shareholders      $   (2,575,151)   $   (4,389,856)   $   (4,990,955)   $   (8,210,096)
===================================================================================================================

Basic and diluted loss per common shares       $        (0.20)   $        (0.41)   $        (0.39)   $        (0.83)
===================================================================================================================

Weighted average common shares outstanding         13,004,106        10,823,741        12,661,157         9,911,095
===================================================================================================================

        See accompanying notes to the consolidated financial statements.
        ----------------------------------------------------------------

                    KNOCKOUT HOLDINGS, INC. AND SUBSIDIARIES
            Consolidated Statement of Stockholders' Equity (Deficit)
                                   (Unaudited)

                                                                                          SERIES A          SERIES A
                                                                                          PREFERRED         PREFERRED
                                                        COMMON            COMMON           SHARES             STOCK
                                                        SHARES            STOCK         (POST-MERGER)     (POST-MERGER)
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2006                             12,015,136   $        12,015           796,568   $           797
==========================================================================================================================

Dividends to Preferred Shareholders

Shares to be issued to Debt Holders                     1,307,000             1,307

Forgiveness of Officer's Salary

Net Loss for the six months ended June 30, 2006

--------------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2006                               13,322,136   $        13,322           796,568   $           797
==========================================================================================================================

                                             SERIES B          SERIES B
                                             PREFERRED         PREFERRED        ADDITIONAL                              TOTAL
                                              SHARES             STOCK            PAID IN         ACCUMULATED       STOCKHOLDERS'
                                           (POST-MERGER)     (POST-MERGER)        CAPITAL           DEFICIT            EQUITY
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2006                       116,754   $           116   $    28,212,978    $   (31,724,586)   $    (3,498,680)
==================================================================================================================================

Dividends to Preferred Shareholders                                               (1,285,500)                           (1,285,500)

Shares to be issued to Debt Holders                                                  116,273                               117,580

Forgiveness of Officer's Salary                                                       62,200                                62,200

Net Loss for the six months ended
  June 30, 2006                                                                                      (3,705,455)        (3,705,455)

----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2006                         116,754   $           116   $    27,105,951    $   (35,430,041)   $    (8,309,855)
==================================================================================================================================

        See accompanying notes to the consolidated financial statements.
        ----------------------------------------------------------------

                    KNOCKOUT HOLDINGS, INC. AND SUBSIDIARIES
                             Statement of Cash Flows
                                   (Unaudited)

SIX MONTHS ENDED JUNE 30,                                                                    2006            2005

---------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
         Net loss                                                                      $  (3,705,455)   $  (7,834,096)
         Adjustments to reconcile net loss to net cash used in operating activities:
         Loan interest payment from restricted cash                                               --           54,083
         Depreciation & amortization                                                          40,930          214,014
         Amortization of debt discount                                                       390,565           59,109
         Amortization of financing fees                                                       12,435               --
         Forgiveness of officer's salary                                                      62,200               --
         Interest expense for shares to be issued to debt holders                            117,580
         Issuance of shares and warrants in exchange for services received                        --        1,206,937
         Changes in assets and liabilities
              Accounts receivable                                                            133,118            1,587
              Inventories                                                                    112,136          579,289
              Prepaid expenses and other current assets                                      103,247         (158,892)
              Other assets                                                                     5,189          (14,098)
              Accounts payable                                                               (97,071)        (632,364)
              Accrued expenses                                                             1,971,029          938,242

---------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                              (854,097)      (5,586,189)
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
         Purchase of fixed assets                                                                 --          (14,726)
         Expenditures for patents and trademarks                                                  --          (63,585)

---------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                                    --          (78,311)
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
         Proceeds from issuance of preferred stock                                                --        5,485,000
         Repayment of notes payable                                                               --       (1,200,000)
         Costs related to issuance of preferred stock                                             --         (354,118)
         Proceeds restricted for interest payments                                                --         (417,083)
         Proceeds from issuance of debt                                                           --        3,000,000
         Proceeds from exercise of warrants                                                       --           30,150
         Advances from chief executive officer and other others                               95,000               --
         Deferred financing charges paid                                                          --         (195,000)
         Payment of amount due to related party                                                   --          (52,080)
---------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                            95,000        6,296,869
---------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                                                             (759,097)         632,369

Cash, at beginning of period                                                                 791,012           19,837

---------------------------------------------------------------------------------------------------------------------
Cash, at end of period                                                                 $      31,915    $     652,206
=====================================================================================================================

Supplemental Disclosures of Cash Flow Information

         Cash paid during the period for interest                                      $          --    $     184,513
                                                                                       =============    =============

         Dividends and penalties on Preferred Stock:
             Dividends and penalties recorded for the six months ended June 30         $     642,000    $     376,000
              Total paid                                                                          --               --
                                                                                       -------------    -------------
              Included in accrued liabilities at June 30                               $     642,000    $     376,000
                                                                                       =============    =============

        See accompanying notes to the consolidated financial statements.
        ----------------------------------------------------------------

                    KNOCKOUT HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

               The accompanying consolidated financial statements of Knockout Holdings, Inc. and its wholly owned subsidiaries (the "Company") have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through August 2004, the Company operated as a development stage company. The Company has experienced operating losses and negative cash flow from operations since inception and currently has an accumulated deficit and negative working capital. As of June 30, 2006, the Company had an accumulated deficit of $35.4 million and a working capital deficiency of $8.6 million, and is in default of principal and interest payments required under its current debt agreements. In addition, the Company is in default of dividend payments to its Preferred Shareholders, royalty payments under a licensing agreement, and lease payments under its office and warehouse lease. These factors raise substantial doubt about the Company's ability to continue as a going concern as noted in the report of our Independent Registered Public Accounting firm which was filed with the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2005. The Company's ability to continue as a going concern is ultimately dependent on its ability to obtain additional funding and increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows. Careful management of current cash resources is enabling the Company to extend operations beyond the date previously reported in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2005. However, there continues to be a need for additional capital resources that management is working diligently to remedy through negotiations that are currently underway. If the Company cannot obtain additional financing in the near future, the Company will have to discontinue operations.

The Company believes there is adequate demand for its products. The Company is also in discussions with various financing sources to provide funding a of minimum of $3.8 million. This funding would provide working capital financing to fund expected inventory and receivables growth and would fund operations for the next twelve months, provided the Company is able to obtain concessions from certain creditors. The Company is currently in discussion with various creditors and preferred shareholders to restructure the terms of its liabilities to these creditors and stockholders. In the event that the Company is unable to restructure these liabilities, the Company will need an additional $10.5 million to repay these liabilities during the next twelve months. However, there is no assurance that the Company will be successful in obtaining the financing necessary to sustain operations, restructing its liabilities or improving its operating results. The financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the requirements of Form 10 QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operation for the year ended December 31, 2005 contained in the Company's Annual Report on Form 10-KSB. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

2.  CONVERTIBLE NOTES PAYABLE

As described in the Company's annual financial statements, the Company currently has two convertible notes payable.

The first convertible note payable bears interest at 16.66% and has an aggregate principal amount of $2.8 million. Principal and interest are payable in one balloon payment on March 31, 2007. The Company is required to receive the consent from at least 50% of the holders to incur any additional indebtedness as long as any of the notes are outstanding. This debt is convertible into shares of the Company's common stock at a conversion price of $0.50 per share at the option of the holder. As of June 30, 2006, there is a discount on this debt of $2,394,582 which is being amortized over the term of the loan using the effective interest method, which causes significantly higher interest expense towards the end of the term of the loan.

With respect to the 16.66% Convertible Notes, the Company also entered into a registration rights agreement under which the Company agreed to prepare a registration statement covering the resale of the Company's common stock issuable upon conversion of the notes and shares of Series A Preferred Stock issued to the note holders in connection with the debt offering. In the event that the registration statement is not declared effective within 120 days of the closing, the Company is required to issue to the holders as liquidated damages, 4,166 shares of common stock per $50,000 of principal of the notes for each 30 days of such failure. The Company has not been able to have the registration statement declared effective. As such, as of June 30, 2006, approximately $117,580 has been recorded as additional interest expense and an increase to Stockholders' Equity, representing the fair value of the common stock to be issued to the debt holders for the penalties.

The Company also has a convertible note payable of $2,635,547 which bears interest at 11%. Interest on this debt is required to be paid quarterly. The principal on this note is due in monthly installments of approximately $143,000 beginning in August 2006 through May 2008. This convertible note payable is subordinate to the 16.66% convertible note payable. As of June 30, 2006, there is a discount on this debt of $2,557,949 which is being amortized over the term of the loan using the effective interest method. The debt is convertible into shares of the Company's common stock at a conversion price of $0.50 per share at the option of the holder.

The Company has not made quarterly interest payments on a timely basis in accordance with the 11% Convertible Note Payable loan agreement for quarters ended September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006, and as a result, the Company is in default of the loan agreement. In addition, the Company has not made the principal installment due on this note on August 1, 2006. The failure to pay interest and principal when due on the 11% Senior
Secured Note also caused a default on the  Company's  outstanding  16.66% Senior
Convertible Notes. As a result of these defaults, the debt holders have the right at any time to declare the full principal amount of the debt, together with interest and other amounts owing in respect thereof, immediately due and payable in cash. If the holder of our outstanding 11% Senior Secured Note exercises its right to accelerate our payment obligations, we would be required to repay 115% of the outstanding principal amount and, beginning five days after the date of default of October 5, 2005, the interest rate would accrue at the rate of 20% per annum or such lower maximum amount of interest permitted to be charged under applicable law. If the holders of our outstanding 16.66% Senior Convertible Notes exercise their right to accelerate our payment obligations, we would be required to pay interest on the outstanding principal and unpaid interest plus interest thereon beginning seven trading days after the date of default of October 5, 2005 at the lower of 18% per annum or the highest rate permitted by law. If any of our debt holders exercise their rights we could be forced into bankruptcy. As a result of this default, the Convertible Notes Payable balance, comprised of both the 11% Convertible Notes Payable and the 16.66% Convertible Note Payable, which totals $483,016 (net of unamortized discount of $4,952,531) as of June 30, 2006, and which totals $92,451 (net of unamortized discount of $5,343,096) as of December 31, 2005, is shown as a current liability on the June 30, 2006 and December 31, 2005 balance sheets, respectively. At June 30, 2006 and December 31, 2005, $909,000 and $297,000,
respectively, are included in Accrued Expenses, representing unpaid interest, at default rates, on the 16.66% and the 11% Notes Payable.

SCHEDULE OF DEBT MATURITIES

 The following table summarizes the Company's debt obligations as of June 30, 2006:

                                           Total         2006         2007         2008
                                         ----------   ----------   ----------   ----------
Long Term Notes Payable (a) (b):
          11% Senior Secured Note due
               May 2, 2008               $2,635,547   $  715,000   $1,716,000   $  204,547
          16.66% Convertible Notes due
               Mach 31, 2007              2,800,000           --    2,800,000
                                         ----------   ----------   ----------   ----------

TOTAL                                    $5,435,547   $  715,000   $4,516,000   $  204,547
                                         ==========   ==========   ==========   ==========

      (a) As discussed above, due to the default on the Notes, the Convertible Notes Payable balance of $483,016 (net of unamortized discount of $4,952,531) and $92,451 (net of unamortized discount of $5,343,096)
            as of June 30, 2006 and December 31, 2005, respectively, are shown as a current liability on the June 30, 2006 and the December 31, 2005 balance sheets. The Long Term Notes Payable presented above reflects the original due dates of the underlying notes.
      (b)   Payments on long-term notes presented above do not include interest.

3. DIVIDENDS

The Company's Series B Preferred Stock currently accrue dividends at a rate of 20% per annum. In addition, 63,750 shares of the Company's Series A Preferred Stock accrue dividends at a rate of 20%. Immediately after the Company amends its Certificate of Incorporation to increase the number of authorized shares of common stock, each share of Series A and B will automatically convert into common stock at a conversion rate of 160 shares of common stock for each share of Preferred Stock, and these dividends will cease.

The Company incurred preferred stock dividends of $802,500 and $376,000 for the six months ended June 30, 2006 and 2005.

Certain Preferred Stock agreements required the Company to prepare and file with the Securities and Exchange Commission (SEC), a registration statement covering the resale of the common stock issuable upon conversion of the preferred stock. The registration statement was required to be declared effective by the SEC on or before July 28, 2005. As the Company did not meet this target and as of June 30, 2006 has not had such registration statement declared effective, the preferred stock agreements require the Company to pay liquidated damages equal to 1% of the aggregate face value of the preferred stock each month until the earlier of (a) such date the registration statement is declared effective or (b) the securities may be sold pursuant to Rule 144(k). The Company incurred such liquidated damages of $483,000 and $240,750 for the six months and three months ended June 30, 2006, respectively, for failure to have a registration statement declared effective on a timely basis. These penalties have been recorded as additional dividends to the preferred shareholders.

As of June 30, 2006, the Company is in default on payment of the preferred stock dividends and liquidated damages. $2,377,758 of dividends and liquidated damages due to the preferred shareholders is included in accrued expenses as of June 30, 2006. Interest on the unpaid dividends accrues at a rate of 18%. The Company incurred interest of $90,000 and $54,000 related to unpaid dividends for the six months and three months ended June 30, 2006, respectively.

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

The following table sets forth the shares issuable upon exercise of outstanding options and warrants and conversion of preferred stock and notes that is not included in the basic and diluted net loss per share available to common stockholders:

June 30,                                                     2006        2005
================================================================================
Shares issuable upon exercise of outstanding options        402,786    4,261,284
Shares issuable upon exercise of outstanding warrants     7,050,775    9,889,838
Shares issuable upon conversion of preferred stock      146,282,956  146,282,956
Shares issuable upon conversion of convertible debt      10,871,094      --
-------------------------------------------------------------------------------

Total                                                    164,607,611 160,434,078
================================================================================

5.  STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation plans under FAS No. 123 (R) Accounting for Share Based Payment (FAS 123). As a result, compensation expense is determined based on the fair value of the options or warrants granted. The Company determines fair value by applying the Black-Scholes option-pricing model. The Company recognized compensation expense for the fair value of stock options granted to employees and consultants of $960,000 and $480,000 for the six months and three months ended June 30, 2005, respectively. There was no compensation expense related to stock options in the corresponding 2006 period. There are no unvested options as of June 30, 2006.

6.  INVENTORIES

Inventories are stated at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market. At June 30, 2006 and December 31, 2005, inventories consisted of the following:

                       JUNE 30,    December 31,
                         2006          2005
-----------------------------------------------
Raw materials       $     74,263   $     44,375
Finished goods            50,947        192,971
-----------------------------------------------
Total Inventories   $    125,210   $    237,436
-----------------------------------------------

7.  MINIMUM ROYALTY PAYMENTS

In November of 2004, the Company entered into an eight-year, exclusive licensing agreement with licensor to represent the Company's Knock-Out(R) line of cleaning products worldwide. The agreement is an extension to a prior agreement with the licensor and includes an initial term of five years, with a three-year option period, which requires the Company to pay a retention bonus of $1.5 million after year five. The agreement provides for an initial payment of $1.0 million, which was paid by the Company in fiscal 2004. The Company is also obligated to make periodic royalty payments to the licensor based on a percentage of net revenue, subject to a minimum annual payment as described below. Royalty expense was $1,000,000 and $500,000 for each of the six months and three months ended June 30, 2006 and 2005. At June 30, 2006 and December 31, 2005, $2,968,000 and
$1,968,800, respectively, is included in accrued expenses for unpaid royalties. The Company is in default on the payment of the $1,968,800 relating to the 2005 royalties.

The minimum annual royalty payments required under the contract are as follows:

                           Years 1-5         $2,000,000
                           Year  6           $3,000,000
                           Year  7           $3,500,000
                           Year  8           $4,000,000

8.   EMPLOYMENT AGREEMENT

Our wholly owned subsidiary, The Knockout Group, Inc., has entered into an employment agreement with John Bellamy, its Chief Executive Officer. Mr.
Bellamy's employment agreement was effective as of October 1, 2003 and the initial term continues until October 1, 2009. After the initial term, the agreement may be extended for additional three-year terms. Under the agreement, Mr. Bellamy's base salary was set at $240,000 for the year ended December 31, 2005, and was to be increased by 6% each year. Mr. Bellamy volunteered to reduce his salary to $120,000 per year beginning January 16, 2006 until the Company has achieved significant sales revenue. During this voluntary reduction of salary period, Mr. Bellamy's foregone salary will not accrue. The Company has recorded the amount of Mr. Bellamy's salary in accordance with the employment agreement in the six months and three months ended June 30, 2006. The difference of $62,200 and $33,600 for the six months and three months ended June 30, 2006, respectively, between Mr. Bellamy's salary as indicated in the employment agreement and the compensation paid has been treated as a capital contribution as Mr. Bellamy is a significant shareholder of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief, as well as assumptions made by and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and in Item 1: "Business", included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Knockout Holdings, Inc. undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of other unanticipated events.

This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of the Company contained elsewhere in this report. In this discussion, unless otherwise noted, the years "2006" and "2005" refer to the three and six months ended June 30, 2006 and 2005, respectively.

BACKGROUND

         Knockout Holdings, Inc. (referred to herein as the "Company," "we," "us," and "our") is a marketing company committed to the development of celebrity products that are safe for human use and environmentally friendly. We are currently engaged in the business of selling cleaning products that are based on a proprietary "encapsulation" technology. We operate under an exclusive license agreement with George Foreman, the two-time World Heavyweight boxing champion. Our product offerings currently consist of industrial, household and automotive cleaning products for retail, institutional and commercial use, as well as the George Foreman "Grill" cleaner product that was sold minimally during 2005. The George Foreman grill cleaner was distributed to a major big box retailer in July 2006, and we are closely monitoring the performance of this product introduction.

         Our wholly owned subsidiary, The Knockout Group, Inc., a Delaware corporation, was formed in April 2003 and began operations the same year. All of our business operations are through The Knockout Group, Inc. The Knockout Group, Inc. has a limited operating history and operated as a development stage company until August 2004, when we received initial orders from several retailers. By year end 2004, our products were being sold in major retail stores across the country. After less-than-acceptable sales in retail outlets over several months, we completed concept testing of our products in April 2005 and conducted various focus groups and consumer testing activities to this extent. We launched a momentum market campaign in late 2005 to test our products utilizing a variety of advertising and promotional initiatives in Southern California to determine the velocity of product sales from store shelves. The campaign tested pricing strategies against competitive products utilizing coupons, in-store promotions, celebrity appearances, media buys, etc. After the campaign, we developed a comprehensive regional roll-out strategy, including media and promotional plans to support the sales and marketing of our products into retail channels based on lessons learned from the campaign.

         To help support the anticipated costs associated with the planned future regional retail roll out, in December 2005 we completed the development of a commercial and institutional line of environmentally friendly cleaning products and adopted a strategy to focus on governmental and industrial sales during 2006. Since the product development was initiated in December, we did not generate contracts or revenue from industrial and governmental sales during 2005. Although we believe there is a substantial market for effective, non-toxic, environmentally safe cleaning products, there is no assurance that we will be successful in acquiring contracts or gaining distribution through these channels.

         If we are successful in generating substantial contracts and sales in the industrial and governmental marketplace, we will utilize some of the profit generated to implement our planned retail re-launch. This retail initiative will rely on sales based on the credibility of the George Foreman brand name and the products being on the shelves of targeted retailers rather than on mass media advertising and promotional expenditures. We expect this initiative will occur prior to our planned regional roll-out strategy in the first quarter of 2008 to grocery, drug and convenience chains and mass retailers, including those retailers that have discontinued carrying our products, as well as those that are still carrying them. The marketing elements of the initiative will include a combination of retailer and consumer promotional programs, in-store merchandising, and Internet marketing. Media activities planned include the launch of household and automotive infomercials, release of a news program which highlights the impact of harmful chemicals, and radio and television advertising and public relations activities. An essential element of this campaign will be personal appearances by George Foreman on local and national talk shows.

         We plan to initiate the sell-in of our automotive line to retailers in the third quarter of 2007. We believe our products have the same or greater cleaning efficacy as current offerings in the market with the added benefit of being non-toxic and environmentally safe. In addition to our current commercial, institutional, household and automotive offerings, we believe that our proprietary formulation will enable us to introduce several new products as additional line extensions. We are currently exploring the attractiveness of certain distribution and marketing arrangements with third parties to enhance distribution of our industrial and automotive cleaning products.

         Our business plan requires a significant capital investment, which we intend to fund through the issuance of additional debt or equity. However, as discussed in the liquidity section, there can be no assurance we will be able to raise the required funding. In the event we are unable to raise additional funds, we would have to cease operations.

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

         We continue to develop strategies to enhance our sales and distribution capabilities by developing relationships with distributors and servicing organizations for institutional and industrial users of cleaning products. We believe that these relationships will strengthen our overall marketing efforts for these products.

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

         From inception of The Knockout Group, Inc. in April 2003 through June 30, 2006, Knockout Holdings, Inc. and The Knockout Group Inc. have raised approximately $13.7 million through the issuance of convertible preferred stock and another $8.3 million through the issuance of debt with detachable warrants, including debt convertible into our common stock. We have incurred cumulative losses of $35.4 million through June 30, 2006, at which date we had cash of $31,915 and negative working capital of $8.6 million. In our annual report on Form 10-KSB, for the fiscal year ended December 31, 2005, our independent registered public accounting firm indicated our recurring losses and negative working capital raise substantial doubt regarding our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The following are some of the more critical judgment areas in the application of accounting policies that currently affect our financial condition and results of operations.

Use of Estimates
----------------

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

Revenue Recognition
-------------------

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

Impairment Charges
------------------

      Approximately $3.0 million of our assets, representing 48% of our total assets at June 30, 2005 and $0 of our total assets at both June 30, 2006 and December 31, 2005 consisted of definite lived intangible assets relating to patents applied for and our licensing agreement with George Foreman. We use a non-discounted cash flow analysis method of assessing impairment of these definite lived intangible assets. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of the projected non-discounted cash flows. Due to recurring losses and negative cash flows from operations, in 2005 we evaluated our trademarks, patents and licensing fee for impairment. To date, we have not been successful in achieving our financial projections and cash flow estimates. Fair value was estimated using a discounted cash flow method. Entry into the retail market has required a significantly higher investment than we had initially anticipated. As a result, and based on our performance to date and the lack of history of meeting our financial projections, we determined that the trademarks, patents and licensing fee were impaired, and we recorded an impairment charge of $2.8 million in December 2005.

Stock-Based Compensation
------------------------

      Historically, we have used stock options, warrants and stock grants to attract key employees and to pay for services provided by consultants, advisors and other professional services providers. We will likely continue to use stock-based compensation in this manner in future periods. We account for such stock grants (including grants to employees) in accordance with SFAS 123(R) - Accounting for Share Based Payment. As required under SFAS 123(R), stock-based compensation expense is determined based on the fair value of the options or warrants granted. We determine fair value by applying the Black-Scholes option-pricing model. Significant assumptions used in calculating fair value by applying a Black-Scholes option pricing model include (1) expected stock price volatility, (2) risk-free interest rate, (3) expected dividend rate and (4) the expected option or warrant life. During the three and six months ended June 30, 2005, we granted warrants, options, and common stock to employees, directors, investors and consultants for services. No warrants, options or common stock were granted in the six months ended June 30, 2006. The impact of these transactions resulted in non-cash selling, general and administrative expense of $0 and $1,207,000 for the six months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006 and 2005, the impact of these transactions resulted in non-cash selling, general and administrative expense of $0 and $480,000, respectively.

Accounting for Debt Discount
----------------------------

      During the years ended December 31, 2005 and 2004, we issued both convertible debt and debt with detachable warrants. When debt is issued with detachable warrants, we determine the value of these warrants in accordance with a Black-Scholes option pricing model. The value of these warrants is then recorded as a discount on the related debt and amortized as non-cash interest expense over the term of the debt.

      Also, for certain convertible debt we issued, this debt was considered to have a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the debt exceeded the value allocated to the debt on the date of issuance. The difference between the market value of the shares issuable upon conversion and the value allocated to the debt is considered to be the value of the beneficial conversion feature, which is recorded as a discount on the related debt and amortized as non-cash interest expense over the term of the debt.

      As a result, debt discounts resulted from detachable warrants, preferred stock and beneficial conversion features associated with debt we issued. During the six months ended June 30, 2006 and 2005, we incurred non-cash interest expense of $390,565 and $0, respectively, related to debt discounts. For the three months ended June 30, 2006 and 2005, we incurred non-cash interest expense of $250,339 and $0, respectively. Should we issue detachable warrants with debt financing in the future or issue convertible debt with beneficial conversion features, we may incur similar charges.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
-----------------------------------------------------------------------------

      We generated sales of $68,644 and $1,138,604 for the three months ended June 30, 2006 and 2005, respectively. The decrease in sales of $1,069,960, or 94%, from 2005 to 2006 is primarily attributed to our exiting the traditional retail channels which generated the 2005 sales, and undertaking entry into the commercial and institutional lines of product, which generated limited sales at the end of 2005 and the first six months of 2006. Sales for the three months ended June 30, 2006 consisted primarily of sales of remaining retail product into wholesale outlets.

      Cost of sales totaled $70,497 and $1,129,421 for the three months ended June 30, 2006 and 2005, respectively, decreasing by $1,058,924, or 94%. The decrease in cost of sales is primarily attributable to the decrease in sales from 2005 to 2006. However, our gross margin decreased from 0.8% to a negative 2.7%, as a result of selling certain products at reduced margins, and at lower than cost in an effort to clear product from our inventory, as we move from retail to industrial and commercial product lines.

      Selling, general and administrative expenses ("SG&A") totaled $1,274,893 and $4,041,221 for the three months ended June 30, 2006 and 2005, respectively. The decrease in SG&A expenses of $2,766,328 is primarily attributable to the following:

                                                     (Decrease)
              Stock-based compensation            $   (480,000)
              Salaries and related benefits           (600,000)
              Consulting and professional fees        (293,000)
              Marketing expenditures                  (682,000)
              Office and warehouse                    (594,000)
              Depreciation and amortization            (82,000)
              Royalties and commissions                (10,000)
                                                 -------------
              Total listed                        $ (2,741,000)
                                                 =============

      During the three months ended June 30, 2006, no warrants, options or shares of common stock were issued or vested, resulting in a decrease in stock-based compensation expense of $480,000 compared to the three months ended June 30, 2005. For the three months ended June 30, 2005, we recognized stock-based compensation expense of $480,000 relating to the grant of warrants, options and common stock to employees, directors, investors and consultants for services, resulting in non-cash SG&A expense.

      Salaries and related benefits decreased to $270,000 for the three months ended June 30, 2006 from approximately $870,000 for the three months ended June 30, 2005, resulting in a decrease of $600,000 of SG&A expense. The expense for the quarter ended June 30, 2006 includes an average headcount of 10, down from an average headcount of 30 for the June 30, 2005 second quarter. Headcount at December 31, 2005 was 14, but a reduction in force in mid-January 2006 reduced the headcount to 10, and in mid-May 2006, headcount dropped to 9. In addition, the number of highly compensated employees also decreased as executives and senior managers who left in 2005 and January 2006 were not replaced in an attempt to minimize costs.

      Consulting and professional fees totaled approximately $342,000 for the three months ended June 30, 2006, compared to $635,000 for the three months ended June 30, 2005, resulting in a decrease of $293,000 of SG&A expense. The reduction in expense is primarily attributable to a reduction in consulting services received in 2006 compared to 2005, for general business and financial consulting.

      Marketing expenditures totaled approximately $14,000 for the three months ended June 30, 2006, compared to $696,000 for the three months ended June 30, 2005, resulting in a decrease of $682,000. In 2006, expenditures were held to a minimum as we curtailed our retail efforts and began the launch of our commercial and industrial product lines. Expenditures during 2005 consisted of marketing efforts related to retail sales as we rebranded our products, changed our messaging and developed new labeling for our products. Included in 2005 total expense of $696,000 were expenditures for advertising and promotions ($535,000), design and artwork ($86,000), market research ($28,000), coupon redemption programs ($2,000), and infomercial production ($45,000).

      Office and warehouse expense for the 2006 second quarter decreased by $594,000 to $130,000 for the three months ended June 30, 2006 from approximately $724,000 for the three months ended June 30, 2005. About $402,000 of the decrease is attributable to only office space being leased in the three months ended June 30, 2006, while a full quarter of office and warehouse space lease expense and related utilities were incurred during the 2005 second quarter. Effective December 1, 2005, the office and warehouse lease was amended, reducing the space being leased to only the office space, and releasing the warehouse space. In addition, general office expenses such as office supplies, forms, postage, overnight delivery, and building repair and maintenance decreased by $97,000, attributable to less space being leased, as well as a reduction in the number of employees and a reduction in sales volume. Also, costs related to warehouse storage and handling decreased by approximately $95,000, attributable to the reduced levels of inventory and sales.

      Depreciation and amortization decreased $82,000 to $20,000 for the three months ended June 30, 2006, compared with approximately $102,000 for the three months ended June 30, 2005. The amortization expense was $0 in the 2006 second quarter, compared with amortization expense of approximately $82,000 in the June 30, 2005 quarter which represents the quarterly amortization for the patent and trademark assets. In December 2005, we determined that our trademarks, patents, and licensing fee assets were significantly impaired, and as such, recorded an impairment charge of $2,814,072, reflecting the entire net book value of these assets. As a result, there is no amortization expense in 2006.

      Royalty and commission expense for the three months ended June 30, 2006 and 2005 totaled $500,000 and $510,000, respectively, resulting in a decrease in SG&A of $10,000. While sales were considerably lower between years, royalty expense of $500,000 was recorded in each quarter, representing the minimum amount due for the quarter under the royalty agreement entered into with George Foreman on November 4, 2004. The decrease of $10,000 between periods was caused by lower commissions due to brokers, as most sales in 2006 were to wholesale outlets handled by in-house sales representatives.

      Interest expense for the three months ended June 30, 2006 and 2005 was $656,405 and $157,193, respectively. The increase of $499,212 in interest expense for the 2006 second quarter included approximately $250,000 of amortization of debt discounts on convertible debt. In addition to the amortization of the debt discounts, interest expense on debt for the 2006 second quarter was approximately $406,000, including: (a) interest on a $2,635,547 principal amount 11% note (default rate of 20%); (b) interest on the $2,800,000 principal amount of 16.66% notes (default rate of 18%) issued on September 15, 2005; and (c) interest on the past-due dividends to the preferred shareholders. At June 30, 2006, we had outstanding debt of approximately $5,435,000, with a weighted average interest rate of 13.9% (weighted average default interest rate of 18.97%). Interest expense in the quarter ended June 30, 2005 of $157,193 consisted primarily of interest related to the notes payable to Galt Enterprise Corporation, which were paid in full in May 2005, and the 11% note. At June 30, 2005, we had outstanding debt of $3,000,000, bearing interest at 11%.

      We incurred a net loss for the three months ended June 30, 2006 and 2005 of $1,933,151 and $4,189,231, respectively. As indicated above, the decrease in the operating loss primarily reflects the decrease in SG&A expense, offset by the increase in interest expense.

      For the three months ended June 30, 2006 and 2005, we incurred dividends on outstanding preferred stock of $642,000 and $200,625, respectively.

      The net loss available to common shareholders for the quarters ended June 30, 2006 and 2005 was $2,575,151 and $4,389,856, respectively.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
-----------------------------------------------------------------------------

      Net sales for the six months ended June 30, 2006 and 2005 were $179,741 and $1,411,404, respectively. The decrease in sales of $1,231,663, or 87%, from 2005 to 2006 is primarily attributed to our exiting the traditional retail channels which generated the 2005 sales, and undertaking entry into the commercial and institutional lines of product, which generated limited sales at the end of 2005 and the first six months of 2006. The first six months of 2006 sales consisted primarily of sales of remaining retail product into wholesale outlets.

      Cost of sales totaled $169,793 and $1,297,815 for the six months ended June 30, 2006 and 2005, respectively, decreasing by $1,128,022, or 87%. The decrease in cost of sales is primarily attributable to the decrease in sales from 2005 to 2006. However, our gross margin decreased from 8% to 6%, as a result of selling certain products at reduced margins, as we move from retail to industrial and commercial product lines.

      SG&A totaled $2,481,439 and $7,770,818 for the six months ended June 30, 2006 and 2005, respectively. The decrease in SG&A expenses of $5,289,739 is primarily attributable to the following:

                                                      (Decrease)
               Stock-based compensation            $ (1,207,000)
               Salaries and related benefits         (1,146,000)
               Consulting and professional fees        (681,000)
               Marketing expenditures                (1,112,000)
               Office and warehouse                    (882,000)
               Depreciation and amortization           (164,000)
               Royalties and commissions                (40,000)
                                                  -------------
               Total listed                        $ (5,232,000)
                                                  =============

      During the six months ended June 30, 2006, no warrants, options or shares of common stock were issued or vested, resulting in a decrease in stock-based compensation expense of $1,207,000 compared to the six months ended June 30, 2005. For the six months ended June 30, 2005, we recognized stock-based compensation expense of $1,207,000 relating to the grant of warrants, options and common stock to employees, directors, investors and consultants for services, resulting in non-cash SG&A expense.

      Salaries and related benefits decreased to $600,000 for the six months ended June 30, 2006 from approximately $1,746,000 for the six months ended June 30, 2005, resulting in a decrease of $1,146,000 of SG&A expense. The expense for the six months ended June 30, 2006 includes an average headcount of 10, down from an average headcount of 27 for the six months ended June 30, 2005. Headcount at December 31, 2005 was 14, but a reduction in force in mid-January 2006, and another resignation in mid-May, reduced the headcount to 9 at June 30, 2006. In addition, the number of highly compensated employees also decreased as executives and senior managers who left in 2005 and January 2006 were not replaced in an attempt to minimize costs.

      Consulting and professional fees totaled approximately $538,000 for the six months ended June 30, 2006, compared to $1,219,000 for the six months ended June 30, 2005, resulting in a decrease of $681,000 of SG&A expense. The reduction in expense is primarily attributable to a reduction in consulting services received in 2006 compared to 2005, for general business and financial consulting.

      Marketing expenditures totaled approximately $35,000 in the six months ended June 30, 2006, compared to $1,147,000 in the six months ended June 30, 2005, resulting in a decrease of $1,112,000. In 2006 expenditures were held to a minimum as we curtailed our retail efforts and began the launch of our commercial and industrial product lines. Expenditures during 2005 consisted of marketing efforts related to retail sales as we rebranded our products, changed our messaging and developed new labeling for our products. Included in 2005 total expense of $1,147,000 were expenditures for advertising and promotions ($670,000), design and artwork ($186,000), market research ($124,000), coupon redemption programs ($83,000), and infomercial production ($84,000).

      Office and warehouse expense for the period decreased by $882,000 to $266,000 for the six months ended June 30, 2006 from approximately $1,148,000 for the six months ended June 30, 2005. About $597,000 of the decrease is attributable to only office space being leased in the six months ended June 30, 2006, while both office and warehouse space lease expense and related utilities were incurred during the first six months of 2005. Effective December 1, 2005, the office and warehouse lease was amended, reducing the space being leased to only the office space, and releasing the warehouse space. In addition, general office expenses such as office supplies, postage, overnight delivery, and building repair and maintenance decreased by $127,000, attributable to less space being leased, as well as a reduction in the number of employees and a reduction in sales volume. Also, costs related to warehouse storage and handling decreased by approximately $155,000, attributable to the reduced levels of inventory and sales.

      Depreciation and amortization decreased $164,000 to $40,000 for the six months ended June 30, 2006, compared with approximately $204,000 for the six months ended June 30, 2005. The amortization expense was $0 in the 2006 first quarter, compared with amortization expense of approximately $164,000 in the six months ended June 30, 2005 which represents the amortization for the patent and trademark assets. In December 2005, we determined that our trademarks, patents, and licensing fee assets were significantly impaired, and as such, recorded an impairment charge of $2,814,072, reflecting the entire net book value of these assets. As a result, there is no amortization expense in 2006.

      Royalty and commission expense for the six months ended June 30, 2006 and 2005 totaled $1,001,000 and $1,041,000, respectively, resulting in a decrease in SG&A of $40,000. While sales were considerably lower between years, royalty expense of $1,000,000 was recorded in each six month period ($500,000 per quarter), representing the minimum amount due for the period under the royalty agreement entered into with George Foreman on November 4, 2004. The decrease of $40,000 between periods was caused by lower commissions due to brokers, as most sales in 2006 were to wholesale outlets handled by in-house sales representatives.

      Interest expense for the six months ended June 30, 2006 and 2005 was approximately $1,234,000 and $177,000, respectively. The increase of $1,057,000 in interest expense for the six month period included approximately $390,000 of amortization of debt discounts on convertible debt. In addition to the amortization of the debt discounts, interest expense on debt for the six months ended June 30, 2006 was approximately $667,000, including: (a) interest on a $2,635,547 principal amount 11% note (default rate of 20%); (b) interest on the $2,800,000 principal amount of 16.66% notes (default rate of 18%) issued on September 15, 2005; and (c) interest on the past-due dividends to the preferred shareholders. At June 30, 2006, we had outstanding debt of approximately $5,435,000, with a weighted average interest rate of 13.9% (weighted average default interest rate of 18.97%). Interest expense in the six months ended June 30, 2005 of $177,000 consisted primarily of interest related to the notes payable to Galt Enterprise Corporation, which were paid in full in May 2005, and interest on the 11% note. At June 30, 2005, we had outstanding debt of $3,000,000, bearing interest at 11%.

      We incurred a net loss for the six months ended June 30, 2006 and 2005 of $3,705,455 and $7,834,096, respectively. As indicated above, the decrease in the operating loss primarily reflects the decrease in SG&A expense, offset by the increase in interest expense.

      For the six months ended June 30, 2006 and 2005, we incurred dividends on outstanding preferred stock of $1,285,500 and $376,000, respectively.

      The net loss available to common shareholders for the six months ended June 30, 2006 and 2005 was $4,990,955 and $8,210,096, respectively

LIQUIDITY AND CAPITAL RESOURCES

      We are currently in default of principal and interest payments required under our outstanding 11% Senior Secured Note. The failure to pay principal and interest when due on the 11% Senior Secured Note also caused a default on our outstanding 16.66% Senior Convertible Notes. As a result of these defaults, the debt holders have the right at any time to declare the full principal amount of the debt, together with interest and other amounts owing in respect thereof, immediately due and payable in cash. If the holder of our outstanding 11% Senior Secured Note exercises its right to accelerate our payment obligations, we would be required to repay 115% of the outstanding principal amount and, beginning five days after the date of default of October 5, 2005, the interest rate started accruing at the rate of 20% per annum or such lower maximum amount of interest permitted to be charged under applicable law. If the holders of our outstanding 16.66% Senior Convertible Notes exercise their right to accelerate our payment obligations, we would be required to pay interest on the outstanding principal and unpaid interest plus interest thereon beginning seven trading days after the date of default of October 5, 2005 at the lower of 18% per annum or the highest rate permitted by law. If any of our debt holders exercise their rights, we could be forced into bankruptcy. In addition, we are in default of dividend payments to our preferred shareholders, royalty payments under a licensing agreement, and lease payments under our office and warehouse lease. Additionally, we have suffered recurring losses from operations and had an accumulated deficit and working capital deficiency at June 30, 2006 and December 31, 2005 that raises substantial doubt about our ability to continue as a going concern, as noted in the report of our Independent Registered Public Accounting firm, which was filed with our annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

      Our ability to continue as a going concern is ultimately dependent on obtaining additional equity capital and generating substantial sales. We have been able to sustain operations through August 2006 primarily due to product sales and advances obtained from our chief executive officer and friends and relatives of our chief executive officer. These advances are non-interest bearing, and due on demand. The Company may be dependent on additional advances from these individuals to fund operating needs in the short-term in order to sustain operations until we are able to obtain additional outside financing. There can be no assurance that we will be able to continue to secure advances from these individuals in order to sustain operations. Based upon our current cash position in mid-August 2006, management believes we have sufficient capital to fund current operations through October 2006.

We expect to need additional short- to mid-term financing of approximately $3.8 million to fund current operations through June 30, 2007. An additional $10.5 million will be required to repay outstanding debts to various creditors and preferred shareholders if the Company is unsuccessful in their attempts to restructure certain liabilities of the Company, including convertible debt, accrued dividends and accured royalties. We intend to seek outside debt and/or equity financing through private placements to accredited investors. We are also currently exploring various financing alternatives with financing sources to provide working capital financing to fund our business plan. We do not currently have any commitments for such financing, and there is no assurance that we will be successful in obtaining such funds. If we cannot obtain additional financing in the time frame required, we may have to discontinue operations.

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

      For the six months ended June 30, 2006, we used approximately $854,000 of cash for operations, compared to approximately $5,586,000 for the six months ended June 30, 2005. The $4,732,000 decrease in cash used for operations was primarily related to the significant decrease in SG&A expenses.

      Net cash used for investing activities for the six months ended June 30, 2006 was $0 versus $78,300 for the six months ended June 30, 2005. The higher level of investing activities in 2005 was primarily related to the acquisition of patents and trademarks, which were impaired in the fourth quarter of fiscal 2005.

      For the six months ended June 30, 2006 and 2005, we had cash flow provided by financing activities of $95,000 and $6,296,869, respectively. During 2006, we borrowed $95,000, representing advances from the chief executive officer and friends and relatives of our chief executive officer. These advances are non-interest bearing, and due on demand. During 2005, we raised net proceeds of $5,131,000 from the issuance of preferred stock, and net proceeds of $2,388,000 from the issuance of the 11% note payable. Payments on notes payable of $1,200,000 were made during the six months ended June 30, 2005. Proceeds of $30,150 were generated from the exercise of warrants during the six months ended June 30, 2005. An obligation to a related party was reduced by $52,000 during the six months ended June 30, 2005.

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

CONTRACTUAL OBLIGATIONS

      The following table summarizes our contractual obligations as of June 30, 2006:

                                                                                                                More
                                           Total          One Year       Years 1-3       Years 3-5      than 5 Years
 Long Term Lease Obligation (a)         $   285,000     $   180,000     $   105,000              --               --
 Minimum Royalty Payments (b)           $20,000,000     $ 2,000,000     $ 4,000,000     $ 6,500,000     $  7,500,000
 Long Term Notes Payable (c):
           11% Senior Secured Note
                due May 2, 2008         $ 2,635,547         715,000     $ 1,920,547              --               --
           16.66% Convertible Notes
                due Mach 31, 2007       $ 2,800,000              --     $ 2,800,000              --               --
                                        -----------     -----------     -----------     -----------     ------------
 TOTAL                                  $25,720,547     $ 2,895,000     $ 8,825,547     $ 6,500,000     $  7,500,000
                                        ===========     ===========     ===========     ===========     ============

      (a) We currently lease office space at 100 West Whitehall Avenue in Northlake, Illinois. Through the remainder of the lease term, our minimum lease payments are as follows:

                              2006     $180,000
                              2007     $105,000

      We are in default on the payment of approximately $84,000, representing monthly lease payments under our current lease.

      (b) On November 4, 2004, our wholly owned subsidiary, The Knockout Group, Inc., entered into an eight year, exclusive licensing agreement with George Foreman to represent our George Foreman's Knock-Out line of cleaning products worldwide. The agreement has an initial term of five years, with a three-year option term, which requires us to pay a retention bonus of $1.5 million at the end of year five (2009). The minimum annual royalty amount of $2,000,000 for 2005 (year 1 of the agreement) was included in Selling, General and Administrative Expenses in the Consolidated Statement of Operations for the year ended December 31, 2005. The minimum royalty amount for the three and six months ended June 30, 2006 of $500,000 and $1,000,000, respectively, is included in Selling, General and Administrative Expenses in the Consolidated Statement of Operations for the period ended June 30, 2006. A total of $31,210 of the 2005 royalty was paid in the first quarter of 2006, and the remaining 2005 minimum annual royalty amount of $1,968,790 is included in Accrued Expenses at June 30, 2006. We are in default on the payment of the $1,968,790 relating to the 2005 royalties, and are currently in discussions with Mr. Foreman's representatives regarding this matter. In addition, the minimum royalty amount for the six months ended June 30, 2006 of $1,000,000 is also included in Accrued Expenses at June 30, 2006. The amounts included in accrued expenses are not included in the above summary of contractual obligations.

      The minimum annual royalty payments required under the contract are as follows:

                       Years   1-5      $2,000,000
                       Year    6        $3,000,000
                       Year    7        $3,500,000
                       Year    8        $4,000,000

      (c) We are in default of principal and interest payments required under its 11% Senior Secured Note. The failure to pay interest when due on the 11% Senior Secured Note also caused a default on our outstanding 16.66% Senior Convertible Notes. As a result, the Convertible Notes Payable balance of $483,016 (net of unamortized discount of $4,952,531) as of June 30, 2006 is shown as a current liability on the June 30, 2006 balance sheet. The Long Term Notes Payable presented above reflects the original due dates of the underlying notes.

      (d) Payments on long-term debt presented above do not include interest.

      (e) In addition to the above commitments, we are also required to pay dividends on certain preferred shares until these shares automatically convert into common shares when we amend our Articles of Incorporation to increase our authorized shares of common stock. Preferred stock dividends were $1,285,500 for the six months ended June 30, 2006. We are currently in default of our required dividend payments. Total unpaid dividends of $2,377,758 are included in accrued expenses at June 30, 2006.

OFF-BALANCE-SHEET ARRANGEMENTS

      We do not have any off-balance-sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
-----------------------------------------------------

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

      Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.
---------------------------------------------------------

      We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

      There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

      From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We have previously disclosed in our annual and quarterly filings all legal proceedings or claims, of which we are aware, that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results. There have been no material developments during the period covered by this report.

ITEM 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

      We are currently in default of principal and interest payments required under our outstanding 11% Senior Secured Note. The failure to pay interest when due on the 11% Senior Secured Note also caused a default on our outstanding 16.66% Senior Convertible Notes. As a result of these defaults, the debt holders have the right at any time to declare the full principal amount of the debt, together with interest and other amounts owing in respect thereof, immediately due and payable in cash. If the holder of our outstanding 11% Senior Secured Note exercises its right to accelerate our payment obligations, we would be required to repay 115% of the outstanding principal amount and, beginning five days after the date of default of October 5, 2005, the interest rate would accrue at the rate of 20% per annum or such lower maximum amount of interest permitted to be charged under applicable law. If the holders of our outstanding 16.66% Senior Convertible Notes exercise their right to accelerate our payment obligations, we would be required to pay interest on the outstanding principal and unpaid interest plus interest thereon beginning seven trading days after the date of default of October 5, 2005 at the lower of 18% per annum or the highest rate permitted by law. If any of our debt holders exercise their rights we could be forced into bankruptcy.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5     OTHER INFORMATION

      None.

ITEM 6     EXHIBITS

31.1       Certification  of  Chief  Executive  Officer  pursuant  to  Rule  13a-14  and  Rule  15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2       Certification  of  Chief  Financial  Officer  pursuant  to Rule  13a-14  and  Rule  15d  14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1       Certification  pursuant to 18 U.S.C.  Section 1350,  as adopted  pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2       Certification  pursuant to 18 U.S.C.  Section 1350,  as adopted  pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    KNOCKOUT HOLDINGS, INC.

Date: August 29, 2006               By: /s/ JOHN BELLAMY
                                        ----------------------------------------
                                    John Bellamy
                                    Chief Executive Officer (Principal Executive
                                    Officer, Principal Financial Officer and
                                    Principal Accounting Officer)